Form 10KSB
period 2001-04-30
ENCORE VENTURES INC
filed 2001-08-14
CIK 1107445

               SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                         FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended April 30, 2001

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from           to
                                    ----------   --------------
     Commission File No.  000-32673


                      ENCORE VENTURES, INC.
   (Exact name of Registrant as specified in its charter)

    NEVADA                                              98-0218912
-------------------------------                        -----------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                          Identification Number)

3110 East Sunset Road, Suite H1
Las Vegas, Nevada                                       89120
------------------                                      -----
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:     800-297-4450
                                                        ------------
Securities registered pursuant to Section 12(b)
 of the Act:                                            NONE

Securities registered pursuant to Section 12 (g)
 of the Act:                                            100,000,000 shares of
                                                        common stock

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for year ended April 30, 2001 were $NIL.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of July 20, 2001 was $940,000.

The number of shares of the issuer's Common Stock outstanding as of July 20, 2001 was 12,892,300.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [ X ]

                             PART I

Certain statements contained in this Form 10-KSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act. These statements, identified by words such as "plan", "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

ITEM 1.  Description of Business

We have been an exploration stage company engaged in the acquisition, exploration and development of mineral properties. We acquired an option to earn a 90% interest in the mineral claims described below under the heading "Option Agreement". These mineral claims are in the Watson Lake region of the Yukon Territories in the country of Canada and are referred to by us as the Watson Lake mineral claims. Our business plan was to carry out exploration work on the Watson Lake mineral claims in order to ascertain whether they possess commercially developable quantities of molybdenum and tungsten.

Subsequent to our fiscal year end, we received a report from our geologist Glen Macdonald, who recommended that no further exploration work be done on these mineral claims. Consequently, when an opportunity provided itself, the board of directors decided to change its business plan and entered into an Asset Purchase and Sale Agreement with Six Forty-Nine Incorporated, a Nevada corporation, to purchase its assets, which include a Mediterranean weight loss diet program for mild to moderately overweight individuals. This Agreement was subsequently consummated, and thus our business focus for the foreseeable future will be centered on the development and promotion of this new diet program, rather than mineral exploration. See the section "Subsequent Events", below.

Option Agreement

We had entered into an option agreement dated January 24, 2000 with 537192 B.C. Ltd. We selected this project based on: (a) the commodity (molybdenum); (b) the high-grade nature of known deposits; and (c) the potential to locate additional high-grade resources. Under the option agreement, we were granted the exclusive right and option to acquire a 90% interest in certain mineral claims in Watson Lake Mining District in the Yukon Territories for a total consideration of $25,000 US and the incurrence of exploration and development expenditures on the Watson Lake mineral claims totaling

$200,000 US.

We entered into an amendment agreement dated December 20, 2000 with 537192 whereby the dates for completion of the initial $25,000 of exploration expenditures was extended to December 31, 2001 and the date for the balance of $175,000 of exploration and development expenditures was extended to December 31, 2002. We paid $1,000 to 537192 in consideration for these extensions to the time periods required by the original option agreement.

We completed the following cash payments to 537192 B.C. Ltd under the option agreement:

  (1) We paid the sum of $2,500 US upon execution of the option agreement on January 24, 2000;

  (2) We paid an additional amount of $7,500 US upon delivery to us by 537192 B.C. Ltd of a geological report on the Watson Lake mineral claims;

  (3) We paid an additional amount of $15,000 on February 17, 2000 upon the completion by us of a private placement financing.

Under the option agreement, we would have also been obligated to incur the following expenditures in the exploration of the Watson
Lake mineral claims in order to exercise the option, as amended:

  (1)  $25,000 US by December 31, 2001;

  (2)  An additional $175,000 US by December 31, 2002.

Furthermore, if we had decided to exercise the option we would have been obligated to enter into a joint venture agreement with 537192 B.C. Ltd for the joint exploration and development of the Watson Lake mineral claims.

Subsequent to the period covered by this report, we gave notice of termination of the option agreement with 537192 B.C. Ltd. and received confirmation dated July 16, 2001 from 537192 B.C. Ltd. that we met all obligations under the agreement. See the section "Subsequent Events", below.

Location and Access of the Watson Lake Mineral Claims

The mineral claims comprising the Watson Lake Property consist of four mineral claims covering approximately 200 acres located in the Watson Lake Mining District in the Yukon Territories, Canada. The claims are comprised of the following: (i) mineral claim number YB92564; (ii) mineral claim number YB92565; (iii) mineral claim number YB92566; and (iv) mineral claim number YB92567.

Access to the mineral claims is possible by vehicle from Whitehorse, Yukon via the Alaska Highway south to Johnson's
Crossing, a distance of 75 miles, then northerly on the South
Canol Highway for 92 miles to the Upper Sheep Creek access trail.

Prior Exploration of the Watson Lake Mineral Claims

The Watson Lake mineral claims were identified as being prospective for deposits of molybdenum and tungsten in 1955. The mineral claims were acquired in 1956 by Canol Metal Mines Ltd. who conducted additional exploration consisting of detailed prospecting and hand trenching. Encouraged by molybdenum assays in the trenching program, access to the area was improved and extensive localized dozer trenching completed. Canol Metal Mines Ltd. conducted an exploration program on the mineral claims in
1959.   The exploration and development work completed by Canol
Metal Mines Ltd. included construction of 12 miles of access road, technical surveys, construction of underground tunneling, surface and underground drill testing and preliminary metallurgical testing. Drilling verified the presence of a somewhat discontinuous, fault controlled mineralized skarn zone along the contact containing molybdenite, scheelite and/or powelite and carrying approximately 2% pyrite and pyrrhotite as a result of this program, drill indicated reserves are calculated to be 15,000 tons of 0.73% Mo and 17,000 tons of 1.06% WO3.

A further exploration program was conducted by Sunstate Resources Ltd. during the period from 1995 to 1997. This program consisted of road construction, bulldozer trenching, prospecting, soil sampling and geological mapping. This exploration traced the favorable host horizon containing the original deposit for over 2,000 feet to the north, and located two areas highly anomalous in coppery-molybdenum and tungsten content. A new showing of molybdenite mineralization in altered granite was located. An assay from this zone returned a value of 1.10% Mo. Re-sampling of earlier trench zones confirmed the original results and suggested that the prospective host horizon continues to the north (across the ridge crest).

Geological Report and Recommended Work Program

We had obtained a geological property evaluation report prepared by Mr. Glen C. Macdonald, Professional Geologist on the Watson Lake mineral claims. This report, dated January 2000, was originally prepared for Sunstate Resources Ltd, which originally had an option on the property but abandoned that option and turned over the report to 537192 B.C. Ltd.

The cost of this report was included in the property acquisition costs.

The geological report summarized the geology and the prior exploration of the mineral claims, gave conclusions as to the results of the prior exploration and made a recommendation to conduct further geological exploration on the Watson Lake mineral claims.

The geological report concluded that the geological environment of the Watson Lake mineral claims was capable of hosting significant deposits of molybdenum and tungsten and further exploration was warranted. The geological report recommended that a two-phase geological work program be carried out on the Watson Lake mineral claims. Phase one of this exploration program consisted of a geological survey that would include prospecting, geological mapping, testing of soil samples and nighttime ultra-violet lamping. The objective of phase one of the geological work program is to identify prospective molybdenum and tungsten mineralization in the geological rock formations present at the Watson Lake mineral claims for a further drill program that would be the subject of phase two of the recommended work program.

Phase Two of the exploration program was to involve a drilling program on the Watson Lake Mineral Claims. The purpose of Phase Two was to determine the extent and concentration of molybdenum and tungsten mineralization on the Watson Lake Mineral Claims.

Subsequent to the period covered by this report, geological results from phase one studies led our geologist to recommend that no further exploration work be conducted on the mineral claims. The geologist's recommendation was based on three factors:

  (1) Disappointing findings from the recent on-site review suggested an area formerly interpreted by geophysical and soil geochemical studies as one continuous zone were instead two distinct mineralized areas. Prospecting and mapping showed that down-slope migration of metal-rich solutions had created a "false" geochemical anomaly, and that the geophysical survey probably reflected a geological "contact" region between two differing rock units, rather than continuous mineralization.

  (2) Prospecting failed to identify the source for "float" mineralization discovered previously.

  (3) The price of molybdenum had not improved during the past two years and higher prices were necessary for the advancement of the project. Further, a predicted shortage of this mineral had not materialized.

Administration

We had entered into a management agreement dated December 1, 1999 with Mr. William Iny, a director and our president. Under the management agreement, Mr. Iny provided office administration services to us for a fee of $750 US per month for a one-year term commencing December 1, 1999 and ending on December 1, 2000. We entered into an extension agreement with Mr. Iny on December 1, 2000 whereby this management agreement was extended for an additional one-year term expiring on December 1, 2001, on the same terms as the original management agreement. The services included reception, secretarial services, accounting services, investor relations and other general office services.

Subsequent to the period covered by this report, on July 30, 2001, this management agreement was terminated by mutual agreement of the parties.

Employees

Through the end of the period covered by this report, our only employee was our president, secretary and treasurer, Mr. William Iny. Mr. Iny is also one of our directors. Mr. Iny provided his services on a part-time basis as required for our business pursuant to a management agreement. We paid Mr. Iny a management fee for his management services in the amount of $750 per month pursuant to the management agreement described above.

We do not pay any compensation to our directors solely for serving as a director on our board of directors.

On July 30, 2001, subsequent to the period covered by this report, the management agreement with Mr. William Iny was terminated by mutual agreement of the parties. At this time Mr.
Iny resigned, and new officers and directors were appointed. See the section "Subsequent Events", below.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Subsequent Events

Significant events have occurred since April 30, 2001, substantially changing our business plan and management.

1. Geological Results

On July 3, 2001, we received geological results from our geologist, Glen Macdonald. Mr. Macdonald reported to us that additional review recently completed had resulted in his recommendation that no further exploration work was warranted.

In light of this report, management began actively pursuing available options to create value in the company. Shortly thereafter, we entered into an asset purchase agreement with Six Forty-Nine Incorporated, a Nevada corporation, for the purchase of their assets. Under this agreement, we acquired Six Forty-Nine's Mediterranean diet plan, and thereby entirely changed our business direction to that of developing and marketing this diet plan.

2. Stock Split

In preparation for the asset purchase agreement with Six Forty-Nine described below, our Board of Directors authorized a forward split of existing shares of stock to match the number of issued and outstanding shares of Six Forty-Nine. Each pre-split shareholder received 3.814289941 shares of already authorized common stock in exchange for each (1) share of their currently issued common stock. No fractional shares were issued. Any fractional shares were rounded up (.50 or greater) or down (less than .50) to the nearest whole share. Following this stock split, the number of outstanding shares of our common stock increased from 3,380,000 shares to 12,892,300 shares.

3. Asset Purchase from Six Forty-Nine Incorporated

We acquired all of the assets of Six Forty-Nine Incorporated, a Nevada corporation pursuant to an "Asset Purchase and Sale Agreement" dated July 30, 2001 (the "Agreement"). We made this purchase in exchange for 12,892,300 shares of our $.001 par value common stock (the "Shares"), representing exactly 50.0% of our issued and outstanding shares. The principal asset purchased was a Mediterranean weight loss diet program for mild to moderately overweight individuals.

The diet program consists of a liquid dietary supplement taken twice daily together with a nutritionally sound meal of fish, chicken and vegetables. The diet is based on monounsaturated oils and fresh vegetables, which are relatively low in fat, and is intended to produce a steady and consistent weight loss for the follower.

As required by the agreement our officers and directors, Mr.
William Iny and Mr. Steven Bekropoulos, resigned on July 30, 2001 after appointing the following individuals to replace them as our new officers and directors:

Name                    Position Appointment
----                    ---------------------
Stacey Lauridia         President and Director
Louis Scarrone          Director and Chairman of the Board
Kathy Whyte             Secretary, Treasurer and Director
Charles Stein           Chief Executive Officer and Director
George Lois             Director
Daniel Melnick          Director
Clifford Perlman        Director

4. Registration Rights Agreement

A registration rights agreement was signed concurrently with the Agreement obligating us to prepare and file with the Securities and Exchange Commission a registration statement for the Shares no later than three (3) months from the closing of the transaction contemplated by the Agreement.

5. Termination of our Option Agreement

In connection with the Agreement with Six Forty-Nine, we terminated the option agreement with 537192 B.C. Ltd. and received confirmation dated July 16, 2001 from 537192 B.C. that we had met all obligations under the agreement.

6. Termination of our Management Services Agreement

In connection with the asset purchase agreement with Six Forty-
Nine, the management services agreement with Mr. William Iny was terminated by mutual agreement of the parties on July 30, 2001.

ITEM 2.  Description of Property

We had an option to acquire a 90% interest in the Watson Lake mineral claims, as described in the section above entitled
Description of Business. This option was terminated subsequent to the period covered by this report. See the section
"Subsequent Events", above.

We do not own or lease any other property.

ITEM 3.  Legal Proceedings

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters have been submitted to a vote of security holders during the past fiscal year.

                             PART II


ITEM 5.  Market for Registrant's Common Equity and Related
Stockholders Matters

Market Information

Our shares are currently trading on the OTC Bulletin Board under the stock symbol ECVI. Our stock symbol changed on July 26, 2001 as part of our forward stock split. There were no trades of our common stock under our previous symbol, ECVN, and no trades made prior to our fiscal year end.

Holders of Common Stock

As at July 20, 2001 there were thirty-seven (37) registered shareholders of our common stock.

Dividends

We have not declared any dividends since our incorporation in September, 1999. There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or Bylaws. Our governing statute, Chapter 78 - "Private Corporations" of the Nevada Revised Statutes (the "NRS"), does provide limitations on our ability to declare dividends. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

1. We would not be able to pay our debts as they become due in the usual course of business; or

2. Our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution. (except as otherwise specifically allowed by our articles of incorporation).

Recent Sales of Unregistered Securities

We sold no securities during the period covered by this report.

ITEM 6.  Management's Discussion and Analysis or Plan of Operation

Plan of Operations

Our business plan was to proceed with the exploration of the Watson Lake mineral claims to determine if they contained commercially exploitable reserves of molybdenum and tungsten. Following a negative report from our geologist and after the period covered by this report, however, we decided to terminate our option on the mineral claims and seek out other exploration or business opportunities.

In July, we began exploring the acquisition of certain assets held by Six Forty-Nine Incorporated, a Nevada Corporation. Six Forty Nine was the owner of a Mediterranean weight loss diet program for mild to moderately overweight individuals. Negotiations developed into an agreement, which was consummated on July 30, 2001. As a result, we have completely changed our business direction and expect to change our name in the near future.

We hope to offer consumers a safe and effective weight management option with our proposed diet drink, Thinka. The Thinka program consists of a meal replacement prepared drink, balanced to provide the optimal levels of carbohydrates, proteins and fats. The Thinka product is a low carbohydrate, high protein and high monounsaturated fat diet drink that will be sold in several flavors. We hope to provide mild to moderately overweight dieters an easy way to meet their weight or health goals. We believe that Dr. Scarrone has shown that the Thinka meal replacement drinks suppress appetite and promote weight loss through ketosis, a safe and natural process whereby the body burns fat rather than lean muscle during weight loss. We believe that we can provide a safe, effective, and easy to follow diet program meeting the needs of dieters, or consumers concerned about general health and fitness.

Our Industry. The weight loss market is attractive to us due to its growth and margin characteristics, which we believe are high relative to other consumer product categories. We believe that obesity and associated health risks are on the rise, making the market for weight loss products and programs attractive.

Our Suppliers. We are currently negotiating to find a supplier for the Thinka products. The key factors in choosing a supplier will be:

* the ability to respond rapidly and scale-up to increased demand for the Thinka product;
*  a stringent quality assurance system; and
*  an established distribution network for health/dietary products.

Our Business Strategy. Our goal is to make the Thinka product a leading weight loss and weight maintenance program. We believe that expanding our business beyond traditional distribution sites, to include medical and clinical partnerships and online product sales, will diversify our business and increase our brand presence in the health and fitness industry. In particular, we believe the Internet will provide us an excellent opportunity to create product awareness as well as foster a loyal customer base through user-friendly information programs such as membership programs and electronic newsletters. We will strive to use traditional marketing tools such as print and radio advertisements, direct mail, and celebrity endorsements to attract both consumer and media attention to the Thinka product.
We also hope to develop medical partnerships with physicians and nutritionists to further the product's reputation through clinical research as well as provide effective, word-of-mouth promotion within the medical community. Formal and informal agreements will be sought with individual physicians and nutritionists, weight loss clinics and programs, and with other leaders in the field of weight management and obesity treatment and research. Through continued research, brand promotion through a variety of avenues, and a partnership with the science community, we hope to create both brand awareness and a solid reputation as a safe, effective way of attaining weight loss goals.

Using the Internet and traditional print media, we propose to offer a highly efficient solution that allows customers to learn about Thinka along with general health and fitness information in the convenience and privacy of their own homes. We will strive to educate and inform our potential customers. In addition, we believe that the privacy of the Internet enables consumers to feel more comfortable in purchasing personal products since the information can be obtained privately. These benefits, together with the convenience of being able to shop 24 hours per day, seven days per week, the ability to reorder products easily and the availability of a large product selection, we believe, makes the Internet an excellent distribution channel for these products.

Most of our major competitors in the weight-loss industry have created attractive, comprehensive Internet websites that markets their products and fosters an information community for dieters and weight loss professionals. Our online focus will be on differentiating our product from other diet products on the market and in providing consumer education and awareness.

We believe that our target demographics will include mildly to medium overweight individuals; specifically, those individuals who are initiating a new diet for health reasons. We will strive to become the leading diet drink alternative for our target consumers by focusing on the following areas:

* Creating a tasty, filling meal replacement product that is safe and effective. To meet this goal, our product has been developed under the guidance of the medical community.

*  Making the Thinka plan both easy to follow and economical.  The
   Thinka diet drink will be sold as a canned or bottled meal replacement drink and we hope to make our products available to the public through retail outlets, online sales, and through medical and clinical programs. The cost of each beverage will be comparable to that of Slim-Fast products and other competitors.

* We anticipate that the Thinka packaging, along with the informational website, will include information about good eating habits, increased activity, and methods for behavior change, thus, hopefully improving the efficacy of the product and encouraging consumer satisfaction by fostering an educational and supportive weight loss information source.

* We believe our Thinka product will gain the approval and endorsement of the medical community, something key competitors lack. As low carbohydrate diets have proven to be an effective and popular method of weight loss with consumers, Thinka, a high-protein, low carbohydrates, and high monounsaturated fat diet drink, was developed using the latest medical research. Thus, we hope the Thinka product will appeal to consumers looking to shed pounds and lead a healthier lifestyle.

* Offer a website with content and information which supports our product. Our proposed website will support our product with information, including an ingredient list. We also hope to provide information about other health and fitness issues on our website, and hyperlinks to well-known health-related websites.

Growth Strategy. Our growth strategy will primarily focus on maximizing the lifetime value of our customers by establishing ourselves as a "trusted provider" of a safe and effective diet drink and by creating long-term customer relationships through our website. We anticipate we will continue to pursue an aggressive marketing strategy, both through the Internet and traditional media.

We plan on investing in further research and development, thus leading to benefits for our customers in the form of the latest in medical weight loss knowledge. We intend to use technology to enhance our product and service offerings and take advantage of the benefits of the Internet. We intend to continuously increase the automation and efficiency of our fulfillment and distribution activities. We hope to enhance our existing strategic relationships with product manufacturers, and content providers, as well as develop new strategic relationships.

We believe that our growth strategy will build customer loyalty, encourage repeat purchases, increase average order size and produce recurring revenues. In order to maximize the lifetime value of our customers, we believe that we must:

* generate high levels of interest and awareness of the Thinka product to encourage consumers to purchase our product at retail outlets, through medical or other weight loss professionals, and through our proposed website;
*  continuously improve our online and offline efforts and service;
* build customer trust in the Thinka diet drink by providing helpful product information to facilitate informed purchases;
*  reward customer loyalty;
*  take advantage of repeat purchasing patterns;
*  maintain our technology focus and expertise;
*  ensure quick and efficient distribution;
*  enhance and form key relationships;
*  acquire new customers;
*  accelerate our marketing initiatives; and
*  build strategic relationships.

Patents and Proprietary Rights. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names. Our success depends in part upon our ability to preserve our trade secrets and operate without infringing the proprietary rights of other parties. However, we rely on certain proprietary technologies, trade secrets, and know-how that are not patentable. We anticipate that we will acquire our own Internet domain name. Under current domain name registration practices, no one else can obtain a domain name which is identical to our proposed domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as ".org", or with a country designation.

Our Research and Development. We plan to complete extensive research and development activities, including a clinical investigation at St. Luke's Hospital, initial product and marketing strategy development, and creation of our website. As we hope to provide our customers with a diet product that both meets consumer preferences and reflects the latest in scientific research, we hope to continue to be involved in both clinical and market research.

Advertising and Marketing. We intend to implement an advertising and marketing campaign to increase awareness of the Thinka diet product and to acquire new customers through multiple channels, including traditional and online advertising, direct marketing and expansion and strengthening of our strategic relationships.

We believe that the use of multiple marketing channels reduces reliance on any one source of customers, maximizes brand awareness and promotes customer loyalty. To accomplish this, we have developed several strategies, which include:

* Traditional and online advertising. We intend to pursue a traditional media-based advertising campaign that may include television, radio, print, outdoor and event-based advertising. We may purchase advertising in the health and nutrition magazines in which other meal replacement diet drink producers have successfully advertised. We intend to expand our activities to include targeted online advertising to promote both the Thinka brand name and specific merchandising opportunities. We also intend to purchase additional banner and other forms of online advertising to create online awareness, reach new consumers and convert current diet product users into our customers. We anticipate our online advertising will include targeted websites oriented to appropriate health and lifestyle groups, as well as broader campaigns on portals and mass audience websites.

* Direct marketing. We hope to apply direct marketing techniques aimed at attracting and retaining customers. Direct mail programs will include e-mail offers to targeted audience segments, including special offers or promotions to current and prospective customers reached through the rental of mailing lists.

* Consumer Articles. We hope to inspire awareness of the Thinka product by getting articles published on the Thinka diet product. Specifically, we believe that diet articles or interviews that highlight our product in traditional women's or health and fitness magazines will be highly effective in creating consumer awareness with key demographic groups.

There are material risks associated with our new business direction. Although not intended to be an exhaustive list, the following are some of the material risks we can expect:

1. We will face intense competition. The diet and weight loss industry is highly competitive, with numerous options available to consumers. Diet products are available through a number of channels, including retail, catalog/mail order, direct selling and, more recently, online commerce. Each of these channels offers a varying degree of convenience, selection, quality, information, price and privacy. Our main competitors include Slim-Fast Foods, Atkins Nutritionals, and eDiets.com, all of which are diet plans that include meal replacement products.

Slim-Fast Foods is owned by Unilever Best Foods, which is based in Latin America. The Slim-Fast product line includes prepared shakes, drink powders, and snack bars which are sold through retailers in the United States and Europe. Unilever Best Foods purchased the Slim-Fast brand in 2000 for $2.4 billion. In 1999,Unilever had sales of approximately $10 billion and employed 38,000 people in 104 offices in the United States. Other major brands owned by Unilever include Lipton, Lawry's, and Ragu Pasta Sauces.

Atkins Nutritionals, Inc. sells a line of diet products and publications based on the research of Dr. Bob Atkins. Products include nutritional supplements, drink powders, diet shakes, bake mixes, prepared foods, and diet books written by Dr. Atkins. Atkins Nutritionals, Inc. had estimated revenues of $50 million in 2000. The Atkins diet emphasizes a low carbohydrate diet, which has garnered much criticism from the medical community, especially for the high level of saturated fats included in Atkins diet products.

eDiets.com was founded in 1996 and has its corporate headquarters in Deerfield Beach, Florida. It is the largest subscription based online diet, fitness, and counseling center with over 250,000 paid members in 2000. This online subscription service uses proprietary software to generate customized diet programs, which are based on individual members' personal goals, food preferences, and lifestyles. eDiets.com also publishes one of the most popular online newsletters, the bi-weekly eDiet News, which is delivered to approximately 4 million subscribers.

These competitors have established retail distribution networks, effective marketing, and websites that offer their users a sense of community and support. We hope to market Thinka through similar distribution outlets, including traditional retail, health specialty stores, and online. Through our continued research and development, we hope to distinguish the Thinka product from other over-the-counter meal replacement diet drinks by achieving the support of the medical community, thus earning the trust of the dieting public.

In addition, the online commerce market in which we anticipate we will operate is new, rapidly evolving and highly competitive. We believe the Internet plays an increasingly significant role in communication, information and commerce.

We expect competition in the diet product industry to intensify in the future. As obesity becomes a greater health concern to the public, we expect consumers to increasingly look to over-the-counter supplements to meet their weight loss goals. We also expect many other diet products, both new and established ones, to be marketed online. As Internet traffic increases we expect diet product companies to launch websites, which can now be done at a relatively low cost. We compete with a variety of companies, including other diet drinks, over-the-counter and prescription diet pills, weight loss clinics or programs such as Weight Watchers, and herbal supplements. Current and new competitors may be able to establish products at a relatively low cost and relatively quickly. Our competitors may operate in one or more distribution channels, including online commerce, retail stores, catalog operations or direct selling.

We compete directly with other companies and businesses that have developed and are in the process of developing a platform for retail and Internet-based purchases of diet products, which will be competitive with the Thinka product developed and offered by us. Many of these competitors have greater financial and other resources, and more experience in research and development, than us. There can be no assurance that other products, which are functionally equivalent or similar to our products, are not marketed or will not be marketed.

2. Government regulation of our proposed products may adversely affect our operating results. Because the market for over-the-counter diet products is relatively new, there is little common law or regulatory guidance that clarifies the manner in which government regulation impacts sales, especially those made online. Governmental regulation may limit our sales or add significant additional costs to our business. The two principal federal agencies that regulate dietary supplements, including vitamins, nutritional supplements and minerals, are the Food and Drug Administration ("FDA") and the Federal Trade Commission ("FTC"). Among other matters, FDA regulations govern claims that assert the health or nutritional value of a product. Many FDA and FTC remedies and processes, including imposing civil penalties and commencing criminal prosecution, are available under federal statutes and regulations if product claims violate the law. Similar enforcement action may also result from noncompliance with other regulatory requirements, such as FDA labeling rules. The FDA also reviews some product claims that companies must submit for agency evaluation and may find them unacceptable. State, local and foreign authorities may also bring enforcement actions for violations of these laws. In addition, because we sell products outside the United States, our business is also subject to the risks associated with foreign legislation and regulations relating to exports.

The FTC, which is the government agency that regulates interstate commerce and oversees consumer protection laws, has established the Mail or Telephone Order Merchandise Rule concerning the
handling of mail order or telephone shipments, payment and
refunds.  The FTC requires mail order companies to ship
merchandise by the date promised, or within 30 days of receiving payment if none is specified. If a company cannot meet that
deadline, the FTC's Mail or Telephone Order Merchandise Rule requires the company to "offer to the buyer, clearly and
conspicuously and without prior demand, an option either to
consent to a delay in shipping or to cancel the buyer's order and
receive a prompt refund."   There must be a "reasonable basis"
and a notice of delay provided where there is a change in the shipping date. A "reasonable basis" is found if the merchant has, at the time of making the representation, such information as would under the circumstances satisfy a reasonable and prudent businessperson, acting in good faith, that the representation is true.

Online commerce is new and rapidly changing, and federal and state regulations relating to the Internet and online commerce are relatively new and evolving. Due to the increasing popularity of the Internet, it is possible that laws and regulations may be enacted to address issues such as user privacy, pricing, content, copyrights, distribution, antitrust matters and the quality of products and services. The adoption of these laws or regulations could reduce the rate of growth of the Internet, which could potentially decrease the usage of our website and could otherwise harm our business. In addition, the applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, libel, obscenity and personal privacy is uncertain. Most of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues of the Internet. New laws applicable to the Internet may impose substantial burdens on companies conducting online commerce. In addition, the growth and development of online commerce may prompt calls for more stringent consumer protection laws in the United States and abroad.

3. We are a new company with losses since our formation and we anticipate that we will lose money in the foreseeable future; therefore, we may not be able to achieve profitable operations. We were formed on September 14, 1999 and have no operating history with the Thinka product. We just recently purchased all right, title and interest in the Thinka product from Six Forty-Nine Incorporated. Six Forty-Nine did not have an operating history with the Thinka product either. Our management team is new, our marketing and distribution channels are limited and our website is currently under development. We will encounter difficulties as an early stage company in the rapidly evolving and highly competitive health and fitness products industry. Moreover, because the Thinka product is new and has not been produced in commercial quantities, there are no historical sales figures with which we can accurately predict future sales.

We have incurred a net loss since inception and expect to incur net losses for the foreseeable future. Our success depends on increasing awareness of the Thinka brand, providing our customers with a quality weight loss product, and developing long-term relationships with the medical community and other weight loss professionals. Accordingly, we intend to increase our marketing and promotional expenditures dramatically and to make capital expenditures to develop and maintain brand recognition, as well as to ensure the quality of the Thinka product.

Our business strategy is unproven, and we may not be successful in addressing early stage challenges, such as establishing our position in the market and expanding our proposed online presence and capabilities. To implement our business plan, we must increase our marketing initiatives, identify and enter into additional strategic relationships and incorporate rapid technological advances.

Our prospects must be considered speculative, considering the risks, expenses, and difficulties frequently encountered in the establishment of a new business, specifically the risks inherent in developmental stage companies. We expect to continue to incur significant operating and capital expenditures and, as a result, we expect significant net losses in the future. We will need to generate significant revenues to achieve and maintain profitability. We cannot guaranty that we will be able to achieve profitable operations or, if profitability is achieved, that it will be maintained for any significant period, or at all.

4. We will be substantially dependent on certain suppliers for our weight loss products. The Thinka product will be our only source of revenue and we do not currently have any other source of revenue although we may develop other sources of revenue in the future. We expect to rely on only a limited number of suppliers for the manufacture of our products and promotional services. In the event that those suppliers decide they no longer desire to manufacture our products, we may be forced to locate alternative manufacturers. We cannot guaranty that we will be able to arrange for the manufacture of our products from alternative manufacturers. Failure to obtain alternative manufacturers will adversely affect our financial condition and our ability to generate revenues.

5. We will have future capital needs and uncertainties exist concerning additional funding. To achieve and maintain competitiveness of our products and services, and to conduct costly marketing activities and infrastructure development, we will need substantial funding. Our anticipation of the time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors, including those described in these Risk Factors and elsewhere in this Memorandum. We require substantial capital to fund our current and future business operations. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations for the foreseeable future.

We may require additional cash to implement our business strategies, including cash for (i) payment of increased operating expenses and (ii) additional implementation of those business strategies. We cannot guaranty that we will have access to additional funds in the future, or that additional funds will be available on acceptable terms and conditions to satisfy our cash requirements to implement our business strategies. Our inability to obtain acceptable financing could have a material adverse effect on our results of operations and financial conditions. Our inability to obtain adequate capital would limit our ability to achieve the level of corporate growth that we believe to be necessary to succeed in our business.

6. Our costs may be greater than we anticipated. We have used reasonable efforts to assess and predict costs and expenses. However, we cannot guaranty that implementing our business plan may not require more employees, capital, equipment, supplies or other expenditure items than management has predicted. Similarly, the cost of compensating additional management, employees and consultants or other operating costs may be more than our estimates, which could result in sustained losses.

7. We must establish our brand quickly and cost-effectively both through traditional as well as online avenues to remain competitive. We must establish, maintain and enhance the Thinka brand to generate revenues from product sales. Brand recognition and customer loyalty will become increasingly important as more companies with established brands in dietary products offer competing services in mail order catalogues, on the Internet or through retail locations. Development of the Thinka brand will depend largely on our success in providing a quality online and offline shopping experience supported by high levels of customer service. We expect to increase our expenditures on programs designed to create and maintain strong brand loyalty among customers, but we cannot be certain that our efforts will be successful.

8. Our ability to succeed depends on our ability to implement our business strategies. Implementation of our business strategies will depend in large part on our ability to:

* establish a significant number of customers and maintain favorable relationships with those customers;
* effectively introduce acceptable products and services to our customers;
* obtain adequate financing on favorable terms to fund our business strategies;
*  maintain appropriate procedures, policies, and systems;
* hire, train, and retain skilled employees, including, but not limited to, a qualified sales staff;
*  continue to operate with increasing competition;
*  establish and maintain name recognition; and
* establish and maintain beneficial relationships with third-party product and service providers.

Our inability to obtain or maintain any or all these factors could impair our ability to implement our business strategies successfully, which could have a material adverse effect on our results of operations and financial condition.

9. Consumers may not become sufficiently aware of Thinka or be able to distinguish it from the multitude of other weight loss products currently available. Our success depends on attracting and maintaining purchasers of weight loss products through cost-efficient marketing and research. The weight loss market is extremely competitive, with a multitude of products available to consumers, ranging from other diet drinks, prescription and over-the-counter drugs, to a variety of herbal supplements. We may not be able to attract a large number of consumers away from more traditional weight loss products. We also may face increased competition if another company chooses to utilize olive oil or other ingredients associated with the Mediterranean Diet in their weight loss products. Factors that could prevent or delay the widespread consumer acceptance of our product, and consequently affect our ability to increase our revenues, include:

* pricing that does not meet consumer expectations when compared to the pricing of other weight loss products;
*  lack of consumer awareness of our product;
* customer concerns about the effectiveness of the Thinka product and its techniques for weight management;;
* release of scientific information that highlights a diet product or technique other then the Thinka product; and

* failure to obtain enough media exposure on the benefits of our products, or losing publicity and subsequent public awareness of the Thinka product through media attention on another, competing diet product or technique.

10. We may be unable to establish distributor outlets in key locations and distribute sufficient quantities of our products to satisfy orders in a timely manner. The weight loss and nutritional supplements industry is part of the health and fitness industry market. To remain competitive we must establish our brand presence in that market by establishing distributor outlets in key locations. Failure to establish such locations would weaken our brand presence, decrease our ability to positively position our brand in the related market, discourage market acceptance of our brand and consequently result in an adverse material affect on our operations.

11. The sale of our products involves product liability. We face an inherent risk of exposure to product liability claims if the use of our products results in illness or injury. If we do not have adequate insurance or contractual indemnification, product liability claims could have a material adverse effect on our business. Manufacturers and distributors of weight loss products and nutritional supplements have been named as defendants in product liability lawsuits from time to time. The successful assertion or settlement of an uninsured claim, a significant number of insured claims or a claim exceeding the limits of any insurance coverage that we may acquire would harm us by adding additional costs to our business and by diverting the attention of our senior management from the operation of our business.

Our product may contain innovative ingredients or combinations of ingredients, and there may be little long-term experience with human consumption of these ingredients or combinations in concentrated form. In addition, interactions of these products with other similar products, prescription medicines and over-the-counter drugs have not been fully explored. Although we may perform research and tests in connection with the formulation and production of the products that we sell, there are no conclusive clinical studies regarding our products. We depend upon customer perceptions about the safety and quality of our products and similar products distributed by our competitors. The mere publication of reports asserting that a particular product may be harmful may substantially reduce or eliminate sales of the product, regardless of whether the reports are scientifically supported and regardless of whether the harmful effects would be present at recommended dosages.

Weight loss products are subject to sharp increases in consumer interest, which in some cases stems from discussion of particular products in the popular press. A significant delay in or disruption of the supply of products to us from manufacturers may increase our cost of goods and could result in a substantial reduction or termination of sales of some products.

12. Our management team's experience is limited. Our management team has little or no experience in the development, marketing and distribution of the products we anticipate that we will develop, market and distribute. We believe that we can successfully attract customers to our products. However, we cannot guaranty that we will be able to establish sales, marketing and distribution capabilities or arrange with collaborators, licensees or others to perform such activities or that such efforts will be successful.

We are currently further developing our business plan for the development and marketing of our new diet program through our new board of directors and officers. We expect, however, that we will require a substantial amount of additional funding in the near future to execute our new business plan when complete.

We anticipate this additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our new business plan. We do not have any arrangements in place for any future equity financing.

If we do not secure this needed financing, we may consider bringing in a joint venture partner to provide the required funding. We have not undertaken any efforts to locate a joint venture partner. In addition, we cannot provide investors with any assurance that we will be able to locate a joint venture partner who will assist us in funding our business plan.

Results Of Operations for Fiscal Year Ended April 30, 2001

We did not earn any revenues during the fiscal year ended April 30, 2001. We do not anticipate earning revenues until such time as we have developed our business plan and have begun selling our new diet program and related products. We are presently in the development stage of our business plan and there is no assurance that we will succeed in obtaining general acceptance of our new diet plan or related products.

We incurred operating expenses in the amount of $48,529 for the fiscal year ended April 30, 2001. These operating expenses included $10,049 incurred as a result of office administration and sundry expenses. These operating expenses also included $35,424 in professional fees that were primarily attributable to our corporate organization and our preparation and filing of a registration statement under the Securities Act of 1933. We did not incur any mineral property exploration expenditures during the fiscal year ended April 30, 2001, but did incur mineral property option payments of $666, consulting fees of $1,000 and stock transfer fees of $1,390.

We incurred a loss of $46,569 for the fiscal year ended April 30, 2001, compared to a loss of $34,600 for the period from incorporation September 14, 1999 to April 30, 2000. The increased loss was reflective of a full 12-month year reporting period and increased professional fees associated with increased operating expenses during the year. Operating expenses during the year consisted primarily of professional fees, including professional fees incurred in filing of the Company's Form SB-2 registration statement, and office administration costs.

Liquidity and Capital Resources

We had cash in the amount of $23,300 as of April 30, 2001 and working capital of $13,331 as of April 30, 2001.

Our accounts payable increased to $9,969 as of April 30, 2001, compared to $2,017 for the period from incorporation September
14, 1999 to April 30, 2000.

We used our existing cash reserves to pay for operating expenses incurred during the fiscal year ended April 30, 2001.

We will require additional financing in order to pursue our plan of operations and pay the legal and accounting expense of complying with our obligations as a reporting issuer under the Securities Exchange Act of 1934.

ITEM 7.  Financial Statements

Index to Financial Statements

                                                                  Page
                                                                  ----
Report of Independent Public Accountants                          F-1

Financial Statements:

  Balance Sheets (Restated) as at April 30, 2001 and 2000         F-2

  Statements of Loss and Deficit (Restated)                       F-3
   for the year ended April 30, 2001, from inception to April 30, 2000, and cumulative from Inception to April 30, 2001

  Statements of Cash Flows (Restated)                             F-4
   for the year ended April 30, 2001, from inception to April 30, 2000, and cumulative from Inception to April 30, 2001

  Statement of Stockholders' Equity (Restated)                    F-5
   for the years ended April 30, 2001 and 2000

  Notes to Financial Statements                                   F-6

                         ENCORE VENTURES, INC.
                    (An Exploration Stage Company)


                         FINANCIAL STATEMENTS


                       APRIL 30, 2001 AND 2000
                       (Stated in U.S. Dollars)

                          AUDITORS' REPORT


To the Shareholders of
Encore Ventures, Inc.
(An exploration stage company)


We have audited the balance sheets of Encore Ventures, Inc. (an exploration stage company) as at April 30, 2001 and 2000, and the statements of loss and deficit accumulated during the exploration stage, cash flows and stockholders' equity for the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at April 30, 2001 and 2000, and the results of its operations, cash flows, and changes in stockholders' equity for the periods then ended in accordance with United States generally accepted accounting principles.

Without qualifying our opinion, we draw attention to Note 1 to the financial statements. The Company has incurred a net loss of $81,169 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its development activities. These factors raise substantial doubt that the Company will be able to continue as a going concern.

The April 30, 2000 financial statements have been restated from those previously presented as explained in Note 5.


Vancouver, B.C.                                /S/ MORGAN & COMPANY

June 28, 2001                                  Chartered Accountants

                              ENCORE VENTURES, INC.
                         (An Exploration Stage Company)

                       BALANCE SHEETS (RESTATED - NOTE 5)
                            (Stated in U.S. Dollars)

-------------------------------------------------------------------------------
                                                            APRIL 30
                                                     2001               2000
-------------------------------------------------------------------------------

ASSETS

Current
  Cash                                           $   23,300         $   61,917

Mineral Property Interest (Note 3)                        -                  -
                                                 ------------------------------
                                                 $   23,300         $   61,917
===============================================================================

LIABILITIES

Current
  Accounts payable and accrued liabilities       $    9,969         $    2,017
                                                 ------------------------------

SHAREHOLDERS' EQUITY

Share Capital
  Authorized:
     100,000,000 Common shares, par value
     $0.001 per share
  Issued and Outstanding:
     3,380,000 Common shares                         3,380               3,380

  Additional paid in capital                        91,120              91,120

Deficit Accumulated During The
 Exploration Stage                                 (81,169)            (34,600)
                                                 -----------------------------
                                                    13,331              59,900
                                                 ------------------------------

                                                 $  23,300          $   61,917
===============================================================================

Approved by the Directors:


----------------------------------           ----------------------------------

                              ENCORE VENTURES, INC.
                         (An Exploration Stage Company)

                STATEMENTS OF LOSS AND DEFICIT (RESTATED - NOTE 5)
                            (Stated in U.S. Dollars)

-------------------------------------------------------------------------------
                                                PERIOD FROM
                                                  DATE OF
                                                ORGANIZATION        INCEPTION
                                  YEAR          SEPTEMBER 14       SEPTEMBER 14
                                  ENDED           1999 TO            1999 TO
                                 APRIL 30        APRIL 30           APRIL 30
                                  2001             2000                2001
-------------------------------------------------------------------------------

Expenses
  Consulting fees             $      1,000     $           -      $      1,000
  Mineral property option
   Payments                            666            25,000            25,666
  Office administration and
   Sundry                           10,049             4,066            14,115
  Professional fees                 35,424             5,534            40,958
  Stock transfer services            1,390                 -             1,390
                              -------------------------------------------------
                                    48,529            34,600            83,129

Income
  Interest                          (1,960)                -             1,960)
                              -------------------------------------------------

Net Loss For The Period             46,569            34,600      $     81,169
                              -------------------------------------------------

Deficit Accumulated During The
 Exploration Stage, Beginning
 Of Period, as previously
 Reported                            9,600                 -

Prior Period Adjustment
 (Note 5)                           25,000                 -
                              ------------------------------

Deficit Accumulated During
 The Exploration Stage,
 Beginning Of Period, as
 restated                           34,600                 -
                              ------------------------------

Deficit Accumulated During
 The Exploration Stage,
 End Of  Period               $     81,169   $        34,600
============================================================

Net Loss Per Share            $       0.01      $       0.01
============================================================

Weighted Average Number Of
 Shares Outstanding              3,380,000         1,900,000
============================================================

                              ENCORE VENTURES, INC.
                         (An Exploration Stage Company)

                   STATEMENTS OF CASH FLOWS (RESTATED - NOTE 5)
                             (Stated in U.S. Dollars)


-------------------------------------------------------------------------------
                                                PERIOD FROM
                                                  DATE OF
                                                ORGANIZATION        INCEPTION
                                   YEAR         SEPTEMBER 14       SEPTEMBER 14
                                   ENDED          1999 TO            1999 TO
                                  APRIL 30        APRIL 30           APRIL 30
                                   2001             2000               2001
-------------------------------------------------------------------------------

Cash Flows From Operating
 Activity
   Net loss for the period,
    as Restated (Note 5)      $    (46,569)    $     (34,600)     $    (81,169)

Adjustments To Reconcile Net
 Loss To Net Cash Used By
 Operating Activity
   Change in accounts payable        7,952             2,017             9,969
                              -------------------------------------------------
                                   (38,617)          (32,583)          (71,200)
                              -------------------------------------------------

Cash Flows From Financing
 Activity
   Share capital issued                  -            94,500            94,500
                              -------------------------------------------------

Increase (Decrease) In Cash        (38,617)           61,917            23,300

Cash, Beginning Of Period           61,917                 -                 -
                              -------------------------------------------------

Cash, End Of Period           $     23,300     $      61,917      $     23,300
===============================================================================

                              ENCORE VENTURES, INC.
                         (An Exploration Stage Company)

              STATEMENTS OF STOCKHOLDERS' EQUITY (RESTATED - NOTE 5)

                             APRIL 30, 2001 AND 2000
                             (Stated in U.S. Dollars)


                               COMMON STOCK               DEFICIT
                      --------------------------------  ACCUMULATED
                                            ADDITIONAL   DURING THE
                                             PAID-IN    EXPLORATION
                       SHARES      AMOUNT    CAPITAL       STAGE       TOTAL
                      ---------------------------------------------------------

Shares issued for
 Cash at $0.001       1,500,000  $  1,500   $       -   $        -   $   1,500

Shares issued for
 Cash at $0.01        1,500,000     1,500      13,500            -      15,000

Shares issued for
 Cash at $0.10          280,000       280      27,720            -      28,000

Shares issued for
 Cash at $0.50          100,000       100      49,900            -      50,000

Net loss for the
 period, as restated
 (Note 5)                     -         -           -      (34,600)    (34,600)
                      ---------------------------------------------------------

Balance, April
 30, 2000             3,380,000     3,380      91,120      (34,600)     59,900

Net loss for the
 Year                         -         -           -      (46,569)    (46,569)
                      ---------------------------------------------------------

Balance, April
 30, 2001             3,380,000  $  3,380  $   91,120  $   (81,169)  $  13,331
                      =========================================================

                              ENCORE VENTURES, INC.
                         (An Exploration Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                            APRIL 30, 2001 AND 2000
                            (Stated in U.S. Dollars)


1.   NATURE OF OPERATIONS

  a)   Organization

       The Company was incorporated in the State of Nevada, U.S.A. on September 14, 1999.

  b)   Exploration Stage Activities

       The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

  c)   Going Concern

       The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

       As shown in the accompanying financial statements, the Company has incurred a net loss of $81,169 for the period from September 14, 1999 (inception) to April 30, 2001, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.   SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

                      ENCORE VENTURES, INC.
                 (An Exploration Stage Company)

                  NOTES TO FINANCIAL STATEMENTS

                     APRIL 30, 2001 AND 2000
                     (Stated in U.S. Dollars)

2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

  a)   Mineral Property Option Payments and Exploration Costs

       The Company expenses all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs are being expensed.

  b)   Income Taxes

       The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

  c)   Financial Instruments

       The Company's financial instruments consist of cash and accounts payable.

       Unless otherwise noted, it is management's opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

  d)   Use of Estimates

       The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. By their nature, these estimates are subject to measurement uncertainty, and the effect on the financial statements of changes in such estimates in future periods could be significant.

  e)   Loss Per Share

       Loss per share is calculated using the weighted average number of common shares outstanding during the period.
       Diluted earnings per share is not shown as the effect is anti-dilutive.

                       ENCORE VENTURES, INC.
                  (An Exploration Stage Company)

                   NOTES TO FINANCIAL STATEMENTS

                      APRIL 30, 2001 AND 2000
                      (Stated in U.S. Dollars)

3.   MINERAL PROPERTY INTEREST

The Company has entered into an option agreement (amended
December 20, 2000) to acquire a 90% interest in a mineral claim block located in the Watson Lake Mining District, Yukon
Territories, Canada, for the following consideration:

  Cash payments as follows:

  -   $2,500 upon signing the option agreement (paid)
  -   $7,500 upon delivery of geologist report (paid)
  - $15,000 on the earlier of the date which is five business days after the closing of a private placement raising gross proceeds of not less than $28,000 and June 30, 2000
      (paid)

  Exploration expenditures totalling $200,000 by December 31,
  2002, $25,000 of which must be expended by December 31, 2001.


4.   COMMITMENT

The Company has entered into an agreement with its president to provide management services for a one year term at $750 per month, expiring December 31, 2001.


5.   PRIOR PERIOD ADJUSTMENT

During the year ended April 30, 2001, the Company adjusted its accounting for mineral property option payments which had previously been capitalized. The adjustment was made in order to reflect the initial expensing of all costs related to the maintenance and exploration of mineral property interests where commercial feasibility has not been established. The adjustment results in a decrease in mineral property interest of $25,000 at April 30, 2000, an increase in loss for the period ended April 30, 2000 of $25,000, and an increase in deficit at April 30, 2000 of $25,000. Loss per share for the year ended April 30, 2000 was unchanged.

ITEM 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

We have had no changes in or disagreements with our accountants on accounting or financial disclosures.

                             PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange
Act.

Directors and Officers

The following information sets forth the names of our officers and directors, their positions with us, and their biographical information as of April 30, 2001.

Directors:

Name of Director                    Age
----------------------             -----
William Iny                         51

Steven Bekropoulos                  44

Executive Officers:

Name of Officer                     Age               Office
--------------------               -----              -------
William Iny                         51                President, Secretary
                                                      and Treasurer

Set forth below is a brief description of the background and business experience of Mr. Iny and Mr. Bekropoulos for the past five years.

Mr. William Iny was our president, secretary and treasurer and is one of our directors. Mr. Iny was appointed as a director and as president, secretary and treasurer on September 23, 1999. Mr. Iny currently serves as president of ABRA Management Corporation, a position he has held since 1981. ABRA Management is a private company that provides corporate governance, communications, administrative and consulting services to public companies. ABRA Management recently had a contract with Leigh Resource Corporation, a public company traded on the Canadian Venture Exchange, in the capacity of corporate communications manager. ABRA Management currently has a management contract with Solitaire Minerals Corporation for a period of one year from
April 2000.   Mr. Iny's duties for ABRA Management occupy
approximately 50% of his time.

Mr. Iny was previously the president of Consolidated Excellerated
Resources Inc., a public company engaged in the business of mineral exploration whose shares are traded on the Canadian
Venture Exchange, from November 1993 until May 2000. Mr. Iny's duties with Consolidated Excellerated Resources included:
negotiation and completion of equity and debt financing;
negotiation of salary, management and debt settlement contracts and agreements; negotiation, hiring, and supervision of drilling contractors and attendance at drill sites; and identification and acquisition of properties of merit. Corporate governance duties included statutory filings, management discussions, quarterly reports, and all matters pertaining to Consolidated Excellerated
Resources. Mr. Iny also implemented an investor relations program that included corporate communications to the media, analysts, newsletter writers and investors, plus the building of a comprehensive database of investors and brokers. He coordinated and executed annual shareholder meeting materials and mailings.

Mr. Iny is a director of Solitaire Minerals Corporation, a public company whose shares are traded on the Canadian Venture Exchange. Mr. Iny became a director of Solitaire Minerals in April 2000. Solitaire Minerals is also in the business of mineral exploration. Mr. Iny is also presently a director and secretary of Pacific Capital Venture Partners, a private company engaged in the purchase and sale of mineral resource properties. Mr. Iny has been involved with Pacific Capital Venture Partners since
April 2000.   Mr. Iny provided his services to us during the
fiscal year on a part-time basis.

Mr. Steven Bekropoulos was appointed as one of our directors on March 23, 2000. Mr. Bekropoulos has been as a self-employed businessman since 1999. Mr. Bekropoulos was the corporate communications manager of Hyburn Combustion Systems, a company based in Calgary, Alberta from 1998 to 1999. Mr. Bekropoulos was also the owner of City Limits Liquor Store located in Calgary, Alberta from 1995 to 1997. Mr. Bekropoulos was a manager of Gator's Sports Pub in Calgary, Alberta from 1985 to 1992.

Resignations and New Executive Officers and Directors

On July 30, 2001, Mr. Iny and Mr. Bekropoulos resigned their positions with Encore Ventures, Inc. and new officers and directors were appointed pursuant to the asset purchase agreement with Six Forty-Nine. Our new officers and directors as of July
30, 2001 are:

Directors                      Age
---------------               -------
Stacey Lauridia                 32

Louis Scarrone                  78

Kathy Whyte                     44

Charles Stein                   74

George Lois                     70

Daniel Melnick                  69

Clifford Perlman                75

Executive Officers:

Name of Officer               Office
---------------               -------
Charles Stein                 Chief Executive Officer

Stacey Lauridia               President

Kathy Whyte                   Secretary and Treasurer

Stacey Lauridia. Ms. Lauridia has been our President and a member of our Board of Directors since July 2001. From 1996 to 1998, Ms. Lauridia was a research assistant for the Psycho-Physiology Laboratory at State University of New York - Stony Brook, where she received awards for her independent research. From 1999 to 2000, Ms. Lauridia performed corporate development services for Visual Interactive Phone Concepts, Inc. From 1993 to 1995, she was Marketing Director for Ultra Herbal Power Slim, Inc. While an executive at DynaTech Nutritionals, Ms. Lauridia worked on the creation of a formula for the Ultra Herbal Power Slim Weight Loss product, set up a marketing program and engaged the services of a major celebrity endorser. Since 2000, Ms. Lauridia has served as a consultant to several corporations in the nutritional and communications sectors, and has experience in the nutritional supplement field. Ms. Lauridia earned her Bachelor's Degree in Psychology from the State University of New York - Stony Brook in 1998. Ms. Lauridia has not been a director of any other reporting company.

Louis Scarrone. Dr. Scarrone has been Chairman of our Board of Directors since July 2001. Dr. Scarrone is the creator of the weight loss program purchased by us from Six Forty Nine. He has researched diet products and appetite control through diet modification for over 30 years. Dr. Scarrone was the co-creator of the Atkins Diet along with Dr. Robert C. Atkins. Dr. Scarrone graduated from Yale University School of Medicine and served his internship at Bellevue Hospital in New York and residency at Columbia University Research Service, Goldwater Memorial Hospital in New York. His medical research started when he received a Research Fellowship Award from the American Heart Association. His work has been published in the New England Journal of Medicine. Dr. Scarrone earned his Doctorate in Medicine from Yale Medical School in 1948, and his Bachelor of Science Degree from Wesleyan University in 1945. Dr. Scarrone has not been a director of any other reporting company.

George Lois. Mr. Lois has been Vice Chairman of our Board of Directors since July 2001. Mr. Lois has been in the advertising industry for many years. From 1979 to 1999, Mr. Lois was the director and founder of Lois USA, a full-service advertising agency with offices in New York, Chicago, Houston, and Los Angeles, serving these industries: automotive, business-to-business, consumer products and services, financial services, healthcare, high-tech, retail, telecommunications, and travel and hospitality. From 1968 to 1978, he was President and Creative Director of Lois Howard Callaway, and a Partner and Creative Director at Papert, Koenig Lois from 1960 to 1967. Mr. Lois is the youngest inductee into the Art Directors Hall of Fame, and provided marketing services to: Tommy Hilfliger, USA Today, ESPN, MTV and Lean Cuisine, to name a few. Mr. Lois is the author of books on advertising and the use of mass media. Mr. Lois has not been a director of any other reporting company.

Clifford Perlman. Mr. Perlman has been a member of our Board of Directors since July 2001. Mr. Perlman was a co-founder of Lums, Inc, a restaurant chain that grew to 450 locations. He was also Chairman of the Board of Directors of Lums from 1956 to 1980. During that time, he was also Chairman of the Board of Directors of Dirra Gold Seal

Meats and Eagle Army Navy Stores, a chain of 128 stores in the Southeast United States. In 1969, Mr. Perlman purchased Caesar's Palace, a 500-room hotel on the Las Vegas Strip; under his guidance, Caesar's Palace grew to 1,750 rooms, and subsequently built Caesar's Palace at Tahoe, Nevada, and Atlantic City, New Jersey. He served as Chairman of the Board of Directors of Caesar's World from 1971 to 1982. He also acquired and developed two honeymoon hotels in the Pennsylvania
Poconos. In 1984, he started Regent Airlines, a transcontinental luxury airline, which was sold in 1987 to a principal shareholder of the MGM Motion Picture Studio. In 1990, Mr. Perlman became Chairman of the Board of Directors and became Chief Executive Officer of MGM Grand Hotels in Las Vegas, positions he held until 1991. Mr. Perlman was a practicing lawyer from 1951 to 1960 with the firm
Perlman Litman Sponder. Mr. Perlman also served as a Regent of the University of Nevada and was Director of the Mt. Sinai
Hospital in Miami Beach, Florida. He was also founder and Chief Executive Officer of the CSP Educational Foundation for the Boys and Girls Club of America. Mr. Perlman earned his Juris Doctorate from the University of Miami School of Law in 1951. Mr. Perlman has not been a director of any other reporting company.

Daniel Melnick. Mr. Melnick has been a member of our Board of Directors since July 2001. Mr. Melnick produced many top films and television programs, including L.A. Story, Air America, That's Entertainment, Altered States, Roxanne, Footloose and All That Jazz. Film projects he has worked on have garnered 84 Academy Award nominations, of which 26 received Academy Awards. Television projects he has worked on have been awarded Emmy Awards. Mr. Melnick was the former Head of Production as well as President of Columbia Pictures. Mr. Melnick formed the IndieProd Company and has been President of Daniel Melnick Productions since 1985. Prior to accepting a position with Columbia Pictures, Mr. Melnick was a Senior Vice President with Metro-Goldwyn-Mayer. From 1963 to 1971, Mr. Melnick was a partner in Talent Associates, and oversaw a variety of film, television and stage productions. He is a member of the Academy of Motion Pictures Arts and Science, the Producers Guild of America, and the National Academy of Television Arts and Science. Mr. Melnick earned a Bachelor's Degree in 1955 from New York University. Mr. Melnick has not been a director of any other reporting company.

Kathy Whyte. Ms. Whyte has been our Secretary, Treasurer and a member of our Board of Directors since July 2001. From 1977 to the present, Ms. Whyte has worked in corporate administration. Ms. Whyte has worked with both private and public companies. Ms. Whyte has not been a director of any other reporting company.

Charles Stein. Mr. Stein has been our Chief Executive Officer a member of our Board of Directors since July 2001. Mr. Stein has been a director and advisor to companies such as Watnex Mann U.K., Wards Foods, General Host, Goldfield Corp. and Envirocare. Mr. Stein was Chief Executive Officer of Hardwicke Companies Inc. from 1968 to 1985, a company that was the creator and partner in the "Tavern on the Green" restaurant in New York City. He served as Chief Executive Officer of the Kitchens of Sara Lee from 1963 to 1967. Mr. Stein was a founder of, and operated, the "Great Adventure Amusement Park" in New Jersey. From 1950 to 1963, Mr. Stein was a Senior Vice President for Kraft Foods. Mr. Stein earned a Bachelor's Degree from the United States Naval Academy. He also earned a business degree from Miami

University and New York University. Mr. Stein has not been a director of any other reporting company.

There is no family relationship between any of our current officers or directors. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our current officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of our current officers or directors of any corporation or entity affiliated with us so enjoined.

Term of Office

Our directors are elected for one-year terms, to hold office until the next annual general meeting of the shareholders, or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than the officers described above.

Committees of the Board Of Directors

We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees.
However, our board of directors may establish various committees during the current fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance

The following persons have failed to file, on a timely basis, the identified reports required by section 16(a) of the Exchange Act during the most recent fiscal year.
------------------------------------------------------------------------
Number               Transactions   Known Failures
Name and             of Late        Not Timely       To File a Required
Principal Position   Reports        Reported         Form
------------------------------------------------------------------------
William Iny,
 President
 Secretary and
 Treasurer                0             0             None

Stephen Bekropoulos,
 Director                 0             0             None

ITEM 10.  Executive Compensation

The following table sets forth certain information as to our highest paid officers and directors for our most recent fiscal year ended April 30, 2001, and the prior year from our inception. No other compensation was paid to any such officer or directors other than the cash compensation set forth below.


==============================================================================


                        SUMMARY COMPENSATION TABLE

==============================================================================


                 Annual Compensation      	   Long Term Compensation
                 -------------------               ----------------------
                                             Awards             Payouts
                                             ------             -------
                               Other               Securities         All
                               Annual   Restricted Under-             Other
Name and                       Compen-  Stock      lying              Compen-
Principal         Salary Bonus sation   Awards(s)  Options/  LTIP     sation
Position      Year ($)    ($)  ($)        ($)      SARs(#)   Payouts   ($)
==============================================================================
WILLIAM INY
 (1), (2)     2001  $9,000  NIL  NIL     NIL       NIL        NIL      NIL
President     2000  $3,750  NIL  NIL     NIL       NIL        NIL      NIL
Secretary,
Treasurer &
Director

STEPHEN       2001     NIL  NIL  NIL     NIL       NIL        NIL      NIL
BEKROPOULOS(3)2000     NIL  NIL  NIL     NIL       NIL        NIL      NIL
Director
==============================================================================

(1) Mr. Iny was appointed as a director and as president, secretary and treasurer on September 23, 1999.
(2) We had a management services agreement with Mr. William Iny, our president, secretary, treasurer and a director. Mr. Iny provides his services to us on a part-time basis. We paid him a fee of $750 per month for these services until the management services agreement was terminated on July 30, 2001.
(3)  Mr. Bekropoulos was appointed as one of our directors on March 23, 2000.

Stock Option Grants

The following table sets forth information with respect to stock options granted to each of our directors and officers during our most recent fiscal year ended April 30, 2001:

-----------------------------------------------------------------------------

              Common Shares    % of Total        Exercise
              under            Options/SARs      or Base
              Options/SARs     Granted to        Price
              Granted          Employees in      ($/Common
Name          #                Financial Year     Share)      Expiration Date
-----------------------------------------------------------------------------
WILLIAM INY   NIL               N/A              N/A		   N/A
President,
Secretary
Treasurer and
Director

STEPHEN
BEKROPOULOS   NIL               N/A              N/A           N/A
Director
-----------------------------------------------------------------------------

Exercises of Stock Options and Year-End Option Values

The following is a summary of the share purchase options exercised by our officers, directors and employees during the fiscal year ended April 30, 2001:


-----------------------------------------------------------------------------
            AGGREGATED OPTION/SAR EXERCISES DURING THE LAST
      FINANCIAL YEAR END AND FINANCIAL YEAR-END OPTION/SAR VALUES
-----------------------------------------------------------------------------

                                                             Value of
                                                             Unexercised
           Common Shares                 Unexercised Options in-the-Money
           Acquired on    Aggregate      at Financial        Options/SARs at
           Exercise       Value Realized Year-End (#)        Financial Year-End
Name        (#)            ($)             ($)
-------------------------------------------------------------------------------
WILLIAM
 INY        NIL             N/A            NIL                N/A
President,
Secretary
Treasurer
and Director

STEPHEN
BEKROPOULOS NIL             N/A            NIL                N/A
Director
-------------------------------------------------------------------------------

Outstanding Stock Options

We have not granted any stock options and do not have any outstanding stock options. Accordingly, our officers and directors do not hold any options to purchase shares of our common stock.

Compensation Of Directors

Our directors do not receive cash compensation for their services as directors or members of committees of the board.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 20, 2001 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

==============================================================================
                  Name and address       Number of Shares     Percentage of
Title of class    of beneficial owner    of Common Stock      Common Stock(1)
==============================================================================
Common Stock      William Iny            5,721,435            44.4%
                  5709 Hudson Street
                  Vancouver, BC
                  Canada  V6M 2Z2

Common Stock      Stephen Bekropoulos      572,144             4.4%
                  2833 - 40 Street S. W.
                  Calgary, Alberta
                  Canada T3E 3J7

Common Stock      Directors
                  and Officers           6,293,579            48.8%
                  As a Group (2 Persons)
==============================================================================
(1) Based on a total of 12,892,300 shares of our common stock issued and outstanding as of July 20, 2001.

Except as otherwise noted, it is believed by us that all persons have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Security Ownership of Management.

We were not aware of any arrangement that might result in a change in control during the period of this report. However, subsequent events described herein detail the issuance of an additional 12,892,300 shares, or 50%, of our common stock, and a change in our management and board on July 30, 2001.

ITEM 12.  Certain Relationships and Related Transactions.

Other than set forth in this section below, none of the following parties has, since our date of incorporation, any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

*  Any of our directors or officers;
*  Any person proposed as a nominee for election as a director;
* Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
*  Any of our promoters;
* Any relative or spouse of any of the foregoing persons who has the same house as such person.

We had entered into a management agreement with Mr. William Iny, our president and a director, whereby Mr. Iny provided management services to us in consideration for the payment of a management
fee of $750 per month.   This management agreement was terminated
by mutual agreement of the parties subsequent to the end of our fiscal year. See the section entitled "Subsequent Events" under
Item 1. Description of Business.

ITEM 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

Exhibits

EXHIBIT
NUMBER               DESCRIPTION
----------           -----------
3.1                  Articles of Incorporation(1)
3.2                  By-Laws(1)
10.1                 Option Agreement(1)
10.2                 Management Agreement(1)
10.3                 Management Extension Agreement dated December 1, 2000(1)
10.4                 Option Extension Agreement dated December 20, 2000(1)
10.5                 Asset Purchase Agreement (2)
10.6                 Registration Rights Agreement (2)
10.7                 Notice of Termination of Option Agreement
10.8                 Termination of Management Services Agreement
----------------
(1)  Incorporated by reference from our registration statement on Form
     SB-2 originally filed with the commission on July 17, 2000, as amended - File No. 333-41590 and Form 8-A12G filed with the commission on May 7, 2001, File No. 000-32673.
(2) Incorporated by reference from our Form 8-K filed with the commission on July 31, 2001 - File No. 333-41590.

Financial Statements

See Part II, Item 7.

Reports on Form 8-K

None.

                           SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCORE VENTURES, INC.


By:      /s/ Stacey Lauridia
        -------------------------
        Stacey Lauridia
        President and Director
        Date: August 10, 2001

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:     /s/ Stacey Lauridia
        -------------------------
        Stacey Lauridia, President and Director
        Date: August 10, 2001


By:     /s/ Louis Scarrone
        -------------------------
        Louis Scarrone, Director and Chairman of the Board
        Date: August 10, 2001


By:     /s/ Kathy Wyte
        -------------------------
        Kathy Whyte, Secretary, Treasurer and Director
        Date: August 10, 2001


By:     /s/ Charles Stein
        -------------------------
        Charles Stein, Chief Executive Officer and Director
        Date: August 10, 2001


By:     /S/ George Lois
        -------------------------
        George Lois, Director
        Date: August 10, 2001


By:     /s/ Daniel Melnick
        -------------------------
        Daniel Melnick, Director
        Date: August 10, 2001


By:     /s/ Clifford Perlman
        -------------------------
        Clifford Perlman, Director
        Date: August 10, 2001