Form 10QSB
period 2001-07-31
THINKA WEIGHT LOSS CORP
filed 2001-09-12
CIK 1107445

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2001


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from                to
                                             ---------------    ---------------

Commission File No.  000-32673

                         Thinka Weight-Loss Corporation
                         ------------------------------
                   (Name of Small Business Issuer in its charter)

Nevada                                                               98-0218912
------                                                               ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                                                                          89120
3110 East Sunset Road, Suite H1, Las Vegas, Nevada                        -----
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                    Issuer's telephone number: (800) 297-4450
                                               --------------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of July 31, 2001, there were 25,784,600 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------




                              ENCORE VENTURES, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS


                                  JULY 31, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                              ENCORE VENTURES, INC.
                          (A Development Stage Company)

                       BALANCE SHEETS (RESTATED - NOTE 4)
                                   (Unaudited)
                            (Stated in U.S. Dollars)


------------------------------------------------------------------ --------------  --------------
                                                                      JULY 31         APRIL 30
                                                                        2001            2001
------------------------------------------------------------------ --------------  --------------
ASSETS

Current
     Cash                                                          $       4,128   $      23,300

Intangible Assets                                                         12,893               -
                                                                   -------------   -------------

                                                                   $      17,021   $      23,300
================================================================== =============   =============

LIABILITIES

Current
     Accounts payable and accrued liabilities                      $       4,036   $       9,969
                                                                   -------------   -------------

SHAREHOLDERS' EQUITY

Share Capital
     Authorized:
         100,000,000 Common shares, par value $0.001 per share

     Issued and outstanding:
           25,784,600 Common shares at July 31, 2001
           12,892,300 Common shares at April 30, 2001                     16,273           3,380

     Additional paid-in capital                                           91,120          91,120

Deficit Accumulated During The Development Stage                         (94,408)        (81,169)
                                                                   -------------   -------------
                                                                          12,985          13,331
                                                                   -------------   -------------

                                                                   $      17,021   $      23,300
================================================================== =============   =============

                              ENCORE VENTURES, INC.
                          (A Development Stage Company)

               STATEMENTS OF LOSS AND DEFICIT (RESTATED - NOTE 4)
                                   (Unaudited)
                            (Stated in U.S. Dollars)


-------------------------------------------------------    ----------------    ----------------    ----------------
                                                                 THREE               THREE             INCEPTION
                                                                 MONTHS              MONTHS            SEPTEMBER 14
                                                                 ENDED               ENDED             1999 TO
                                                                 JULY 31             JULY 31           JULY 31
                                                                 2001                2000              2001
---------------------------------------------------------  ----------------    ----------------    ----------------
Expenses
     Consulting fees                                       $          5,000    $              -    $          6,000
     Mineral property option payments                                     -                   -              25,666
     Office administration and sundry                                 5,032               1,604              19,147
     Professional fees                                                3,305              11,662              44,263
     Stock transfer services                                             25                 660               1,415
                                                           ----------------    ----------------    ----------------
                                                                     13,362              13,926              96,491

Income
     Interest                                                          (123)                  -              (2,083)
                                                           ----------------    ----------------    ----------------
Net Loss For The Period                                              13,239              13,926    $         94,408
                                                           ----------------    ----------------    ================

Deficit Accumulated During The
  Development Stage, Beginning Of Period, as
  previously reported                                                81,169               9,600

Prior Period Adjustment (Note 4)                                          -              25,000
                                                           ----------------    ----------------

Deficit Accumulated During The
  Development Stage, Beginning Of Period, as restated
                                                                     81,169              34,600
                                                           ----------------    ----------------
Deficit Accumulated During The
  Development Stage, End Of Period                         $         94,408    $         48,526
=======================================================    ================    ================

Net Loss Per Share                                         $          (0.01)   $          (0.01)
=======================================================    ================    ================


Weighted Average Number Of Shares Outstanding
                                                                 13,032,434          12,892,300
=======================================================    ================    ================

                              ENCORE VENTURES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)


-------------------------------------------------------------- -----------------   ----------------   ------------------
                                                                     THREE              THREE             INCEPTION
                                                                     MONTHS             MONTHS          SEPTEMBER 14
                                                                     ENDED               ENDED            1999 TO
                                                                    JULY 31             JULY 31           JULY 31
                                                                      2001               2000               2001
-------------------------------------------------------------- -----------------   ----------------   ------------------
Cash Flows From Operating Activity
     Net loss for the period                                    $        (13,239)  $        (13,926)  $          (94,408)

Adjustments To Reconcile Net Loss To Net Cash Used By
  Operating Activity
     Change in accounts payable                                           (5,933)              (517)               4,036
                                                                ----------------   ----------------   ------------------
                                                                         (19,172)           (14,443)             (90,372)
                                                                ----------------   ----------------   ------------------
Cash Flows From Financing Activity
     Share capital issued                                                      -                  -               94,500
                                                                ----------------   ----------------   ------------------
Increase (Decrease) In Cash                                              (19,172)           (14,443)               4,128

Cash, Beginning Of Period                                                 23,300             61,917                    -
                                                                ----------------   ----------------   ------------------

Cash, End Of Period                                             $          4,128   $         47,474   $            4,128
=============================================================== ================   ================   ==================


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

During the period ended July 31, 2001, the Company acquired intangible assets from Six Forty-Nine Incorporated by issuing 12,892,300 common shares at the fair value of $12,893.

                              ENCORE VENTURES, INC.
                          (A Development Stage Company)

             STATEMENTS OF STOCKHOLDERS' EQUITY (RESTATED - NOTE 4)

                                  JULY 31, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)



                                              COMMON STOCK                           DEFICIT
                               ---------------------------------------------       ACCUMULATED
                                                                  ADDITIONAL       DURING THE
                                                                   PAID-IN         DEVELOPMENT
                                   SHARES          AMOUNT          CAPITAL            STAGE          TOTAL
                                -------------   -------------   -------------    -------------   -------------
Shares issued for cash
  at $0.001                         1,500,000   $       1,500   $           -   $            -   $       1,500

Shares issued for cash
  at $0.01                          1,500,000           1,500          13,500                -          15,000

Shares issued for cash
  at $0.10                            280,000             280          27,720                -          28,000

Shares issued for cash
  at $0.50                            100,000             100          49,900                -          50,000

Net loss for the period                     -               -               -          (34,600)        (34,600)
  as restated (Note 4)
                                -------------   -------------   -------------    -------------   -------------

Balance, April 30, 2000             3,380,000           3,380          91,120          (34,600)         59,900

Net loss for the year                       -               -               -          (46,569)
         (46,569)
                                -------------   -------------   -------------    -------------   -------------

Balance, April 30, 2001             3,380,000           3,380          91,120          (81,169)         13,331

Stock split 3.8143:1                9,512,300               -               -                -               -

Shares issued for
  acquisition of intangible
  assets at $0.001                 12,892,300          12,893               -                -          12,893

Net loss for the period                     -               -               -          (13,239)        (13,239)
                                -------------   -------------   -------------    -------------   -------------

Balance, July 31, 2001             25,784,600   $      16,273   $      91,120    $    (94,408)   $      12,985
                               ==============   =============   =============    =============   =============

                              ENCORE VENTURES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JULY 31, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)


BASIS OF PRESENTATION

The unaudited financial statements as of July 31, 2001 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the April 30, 2001 audited financial statements and notes thereto.


1.   NATURE OF OPERATIONS

a)       Organization

         The Company was incorporated in the State of Nevada, U.S.A., on September 14, 1999. Effective July 11, 2001, all the outstanding common shares were split on a 3.8143 for 1 basis which increased the number of outstanding shares from 3,380,000 to 12,892,300.

 b)      Going Concern

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

         As shown in the accompanying financial statements, the Company has incurred a net loss of $94,408 for the period from September 14, 1999 (inception) to July 31, 2001, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


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

                              ENCORE VENTURES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JULY 31, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)



2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)       Intangible Assets

         Intangible assets represent the purchase of all the rights, title, and interest in and to the proprietary formula for a weight loss system. The Company will amortize the intangible assets on a straight line basis over three years.

b)       Mineral Property Option Payments and Exploration Costs

         The Company expenses all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs are being expensed.

c)       Loss Per Share

         Loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is not shown as the effect is anti-dilutive.


3.   COMMITMENTS

 a) The Company has entered into an agreement with its former president to provide management services for a one year term at $750 per month, expiring December 31, 2001. Effective July 30, 2001, this agreement has been terminated.

 b) Pursuant to an option agreement, the Company was to acquire a 90% interest in a mineral claim block located in the Watson Lake Mining District, Yukon Territories, Canada, for consideration consisting of staged cash payments ($25,000 paid) and exploration expenditures by December 31, 2002.

         The option agreement was terminated on July 16, 2001 with the agreement of both parties. The Company is no longer pursuing mineral exploration activities and has focused on developing new business opportunities.

                              ENCORE VENTURES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JULY 31, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)



4.   PRIOR PERIOD ADJUSTMENT

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

5.   SUBSEQUENT EVENT

     Subsequent to July 31, 2001, the Company has changed its name to Thinka Weight-Loss Corporation.

Item 2.  Plan of Operation
--------------------------

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Our Development. We were originally incorporated on September 14, 1999, as Encore Ventures, Inc. On or about August 9, 2001, we filed the necessary documents with the Secretary of State of Nevada to change our name to Thinka Weight-Loss Corporation. We also changed our symbol from "ECVI" to "TWLO".

Our Business. We were originally in the business of mineral exploration. However, we made the decision to change the direction of our business. In July 2001, we purchased all of the assets of Six Forty-Nine Incorporated, a Nevada corporation ("649 Inc."), in exchange for 12,892,300 shares of our common stock. The assets included all right, title and interest in the Thinka product, a liquid, low carbohydrate, high protein weight loss product. On November 3, 2000, 649 Inc. had purchased the right, title and interest in the Thinka product from Dr. Louis Scarrone, the creator of the Thinka diet product. We are in the process of negotiating with United States food manufacturers for the production and distribution of Thinka products, which includes low-carbohydrate, high-protein meal replacement drinks. The Thinka products are meal replacement products which act as an appetite suppressant while providing proper nutritional support, thus assisting mild to moderately overweight adults to achieve weight loss goals.

We plan to utilize both traditional and online marketing efforts to reach dieters pursuing either self-regulated or medically supervised diets. We hope to make our proposed products available at traditional stores, including retail outlets as well as through medical and clinical programs. We also intend to develop an Internet presence to both market and distribute our proposed products. Our proposed website is currently under development. We anticipate that our proposed website will include membership programs, electronic newsletters, and online retailers that will promote our proposed product. We hope to create a useful and educational weight loss information site.

We intend to position ourselves in the health and fitness industry through selected distribution sites, independent sales representatives, health and fitness magazines, on Internet links and search engines, and by regular mail and e-mail. All online and offline advertising and marketing will be coordinated internally. We will strive to offer our customers a quality weight management product as well as a website that integrates advanced transactional capabilities with easy access to health and nutrition information. By striving to offer quality products and an informative online weight management website, and by focusing on customer service, we believe that we will meet a broad spectrum of consumer needs while fostering customer loyalty.

We believe that the combination of an effective product, an informative website, and a commitment to customer satisfaction will advance our goal of making the Thinka diet product an appealing option for consumers and diet professionals seeking solutions for their weight management needs.

Products. We hope to offer consumers a safe and effective weight management option with our proposed diet drink, Thinka. The Thinka program consists of a meal replacement prepared drink, balanced to provide the optimal levels of carbohydrates, proteins, and fats. The Thinka product will consist of a low carbohydrate, high protein and high monounsaturated fat diet drink that will be sold in several flavors. We hope to provide mild to moderately overweight dieters an easy way to meet their weight or health goals. We believe that Dr. Scarrone has shown that the Thinka meal replacement drinks suppress appetite and promote weight loss through ketosis, a safe and natural process whereby the body burns fat rather than lean muscle during weight loss. We believe that we can provide a safe, effective, and easy to follow diet program meeting the needs of dieters, or consumers concerned about general health and fitness.

Our Industry. The weight loss market is attractive to us due to its growth and margin characteristics, which we believe are high relative to other consumer product categories. We believe that between one-third and one-half of United States men and women aged 20 years and older are overweight. We believe research has shown that Americans spend $30 to $50 billion a year trying to lose weight. We believe that obesity and associated health risks are on the rise, making the market for weight loss products and programs attractive.

Our Suppliers. We are currently negotiating to find a supplier for the Thinka products. The key factors in choosing a supplier will be:

o the ability to respond rapidly and scale-up to increased demand for the Thinka product;
o      a stringent quality assurance system; and
o      an established distribution network for health/dietary products.

Our Channels of Distribution. We are currently negotiating for the production and distribution of the Thinka product to retail stores. For example, we are negotiating with Garden State Nutritionals, a company with a distribution network of 35,000 drug stores.

Our Business Strategy. Our goal is to make the Thinka program and its related products a leading weight loss and weight maintenance program. We believe that expanding our business beyond traditional distribution sites, to include medical and clinical partnerships and online product sales, will diversify our business and increase our brand presence in the health and fitness industry. In particular, we believe the Internet will provide us an excellent opportunity to create product awareness as well as foster a loyal customer base through user-friendly information programs such as membership programs and electronic newsletters. We will strive to use traditional marketing tools such as print and radio advertisements, direct mail, and celebrity endorsements to attract both consumer and media attention to the Thinka product. We also hope to develop medical partnerships with physicians and nutritionists to further our proposed products reputation through clinical research as well as provide effective, word-of-mouth promotion within the medical community. Formal and informal agreements will be sought with individual physicians and nutritionists, weight loss clinics and programs, and with other leaders in the field of weight management and obesity treatment and research. Through research, brand promotion through a variety of avenues, and a partnership with the science community, we hope to create both brand awareness and a solid reputation as a safe, effective way of attaining weight loss goals.

Using the Internet and traditional print media, we propose to offer a highly efficient solution that allows customers to learn about Thinka along with general health and fitness information in the convenience and privacy of their own homes. We will strive to educate and inform our potential customers. In addition, we believe that the privacy of the Internet enables consumers to feel more comfortable in purchasing personal products since the information can be obtained privately. These benefits, together with the convenience of being able to shop 24 hours per day, seven days per week, the ability to reorder products easily and the availability of a large product selection we believe makes the Internet an excellent distribution channel for these products.

Most of our major competitors in the weight-loss industry have created attractive, comprehensive Internet websites that markets their products and fosters an information community for dieters and weight loss professionals. Our online focus will be on differentiating our proposed products from other diet products on the market and in providing consumer education and awareness.

We believe that our target demographics will include mildly to medium overweight individuals; specifically, those individuals who are initiating a new diet for health reasons. We will strive to become the leading diet drink alternative for our target consumers by focusing on the following areas:

o Creating a tasty, filling meal replacement product that is safe and effective. To meet this goal, our proposed products have been developed under the guidance of the medical community and are undergoing clinical testing for both consumer satisfaction and nutritional safety.

o Making the Thinka plan both easy to follow and economical. The Thinka diet drink will be sold as a canned or bottled meal replacement drink and we hope to make our proposed products available to the public through retail outlets, online sales, and through medical and clinical programs. The cost of each beverage will be comparable to that of Slim-Fast products and other competitors.

o We anticipate that the Thinka packaging, along with the informational website, will include information about good eating habits, increased activity, and methods for behavior change, thus, hopefully improving the efficacy of our proposed product and encouraging consumer satisfaction by fostering an educational and supportive weight loss information source.

o We believe our Thinka product will gain the approval and endorsement of the medical community, something key competitors lack. As low carbohydrate diets have proven to be an effective and popular method of weight loss with consumers, Thinka, a high-protein, low carbohydrates, and high monounsaturated fat diet drink, was developed by Dr. Louis Scarrone. Thus, we hope the Thinka product will appeal to consumers looking to shed pounds and lead a healthier lifestyle.

o Offer a website with content and information which supports our proposed products. Our proposed website will support our proposed products with information, including an ingredient list. We also hope to provide information about other health and fitness issues on our website, and hyperlinks to well-known health-related websites.

Our Research and Development. We intend to conduct research and development activities, including a clinical investigation at St. Luke's Hospital, initial product and marketing strategy development, and creation of our website. As we hope to provide our customers with a diet product that both meets consumer preferences and reflects the latest in scientific research, we hope to be involved in both clinical and market research.

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

We believe that the use of multiple marketing channels reduces reliance on any one source of customers, maximizes brand awareness and promotes customer loyalty. To accomplish this, we have developed several strategies, which include:

o        Traditional and online advertising. We intend to pursue a traditional
         ----------------------------------
         media-based advertising campaign that may include television, radio, print, outdoor and event-based advertising. We may purchase advertising in the health and nutrition magazines in which other meal replacement diet drink producers have successfully advertised. We intend to expand our activities to include targeted online advertising to promote both the Thinka brand name and specific merchandising opportunities. We also intend to purchase additional banner and other forms of online advertising to create online awareness, reach new consumers and convert current diet product users into our customers. We anticipate our online advertising will include targeted websites oriented to appropriate health and lifestyle groups, as well as broader campaigns on portals and mass audience websites.

o        Direct marketing. We hope to apply direct marketing techniques aimed at
         ----------------
         attracting and retaining customers. Direct mail programs will include e-mail offers to targeted audience segments, including special offers or promotions to current and prospective customers reached through the rental of mailing lists.

o        Consumer Articles. We hope to inspire awareness of the Thinka product
         -----------------
         by getting articles published on the Thinka diet product. Specifically, we believe that diet articles or interviews that highlight our proposed products in traditional women's or health and fitness magazines will be highly effective in creating consumer awareness with key demographic groups.

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

These competitors have established retail distribution networks, effective marketing, and websites that offer their users a sense of community and support. We hope to market Thinka through similar distribution outlets, including traditional retail, health specialty stores, and online. Through our contemplated research and development, we hope to distinguish the Thinka product from other over-the-counter meal replacement diet drinks by achieving the support of the medical community, thus earning the trust of the dieting public.

In addition, the online commerce market in which we anticipate we will operate is new, rapidly evolving and highly competitive. We believe the Internet plays an increasingly significant role in communication, information and commerce. International Data Corporation, an independent research company, estimates that the 97 million Internet users worldwide at the end of 1998 will grow to 320 million users by the end of 2002. The functionality of the Internet makes it an attractive commercial medium by providing features and information that have been unavailable in the past. International Data Corporation estimates that worldwide consumer online commerce will grow from approximately $11 billion in 1998 to approximately $94 billion by 2002. In addition, International Data Corporation estimates that, as the number of total Internet users grows, the number of online purchasers will grow at a compounded annual rate of 46% from 28 million in 1998 to 128 million in 2002. Baby boomers, which represent 49% of all Internet users, are an attractive demographic group for online merchandisers.

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

We compete directly with other companies and businesses that have developed and are in the process of developing a platform for retail and Internet-based purchases of diet products, which will be competitive with the Thinka product developed and offered by us. Many of these competitors have greater financial and other resources, and more experience in research and development, than us. There can be no assurance that other products, which are functionally equivalent or similar to our proposed products, are not marketed or will not be marketed.

Our Future Plans. Our growth strategy will primarily focus on maximizing the lifetime value of our customers by establishing ourselves as a "trusted provider" of a safe and effective diet drink and by creating long-term customer relationships through our website. We anticipate we will continue to pursue an aggressive marketing strategy, both through the Internet and traditional media.

We hope that we will be able to invest in research and development, thus leading to benefits for our customers in the form of the latest in medical weight loss knowledge. We intend to use technology to enhance our proposed products and service offerings and take advantage of the benefits of the Internet. We intend to continuously increase the automation and efficiency of our fulfillment and distribution activities. We hope to enhance our existing strategic relationships with product manufacturers, and content providers, as well as develop new strategic relationships.

We believe that our growth strategy will build customer loyalty, encourage repeat purchases, increase average order size and produce recurring revenues. In order to maximize the lifetime value of our customers, we believe that we must:

o generate high levels of interest and awareness of the Thinka product to encourage consumers to purchase our proposed products at retail outlets, through medical or other weight loss professionals, and through our proposed website;
o        continuously improve our online and offline efforts and service;
o build customer trust in the Thinka diet drink by providing helpful product information to facilitate informed purchases;
o        reward customer loyalty;
o        take advantage of repeat purchasing patterns;
o        maintain our technology focus and expertise;
o        ensure quick and efficient distribution;
o        enhance and form key relationships;
o        acquire new customers;
o        accelerate our marketing initiatives; and
o        build strategic relationships.

Our only current potential source of revenue at this time is from sales of the Thinka product. As discussed above, we are not producing commercial quantities of the Thinka product. We are still in the research and development stage. Our strategy for growth is substantially dependent upon our ability to raise additional capital. Other companies, including those with substantially greater financial, marketing and sales resources, will compete with us with respect to any further sources of revenue, and those other companies will likely have the advantage of marketing existing products with existing production and distribution facilities. There can be no assurance that we will be able to market and distribute any products at any time or on acceptable terms.

Employees. Other than our executive officers, we have no employees. We anticipate entering into employment contracts with Stacey Lauridia, Clifford Perlman, Charles Stein and Kathy Whyte. We are not a party to any collective bargaining agreements.

Facilities. Our executive, administrative and operating offices are located at 3110 East Sunset Road, Suite H1, Las Vegas, Nevada 89120.

Liquidity. As of July 31, 2001, we had not realized any profits from our planned operations. The Statement of Loss and Deficit for the three-month period ended July 31, 2001, indicates a net loss of $13,239 for that period compared to net loss of $13,926 for the corresponding period in 2000. The primary reasons for our net loss are the payment of professional fees, costs of office administration and sundry and payment of consulting fees. Our net loss from inception (September 14, 1999) to July 31, 2001, was $94,408.

At July 31, 2001, we had total current assets of $4,128, compared to total current assets of $23,300 at April 30, 2001. The only current asset we had at July 31, 2001, was $4,128 in cash. At July 31, 2001, we had total current liabilities of $4,036, compared to total current liabilities of $9,969 at April 30, 2001. At July 31, 2001, total current assets exceeded total current liabilities by $92. At April 30, 2001, total current assets exceeded total current liabilities by $13,331.

For the three-month period ended July 31, 2001, our financial statements show total expenses in the amount of $13,362 compared to $13,926 for the corresponding period in 2000.

We are not aware of any trends, demands, commitments or uncertainties that will result in our liquidity decreasing or increasing in a material way.

Results of Operations. We have not realized any revenue from operations, nor do we expect to in the foreseeable future. Our only source of liquidity will be the sale of our securities. We have limited cash reserves and we are dependent on raising significant funds in order to continue to operate and to pay our debts. In the event we are unable to raise significant funds, we will be unable to implement our business plan.

Plan of Operation. As of the period ended July 31, 2001, we had cash reserves of $4,128, which, even given our limited business activities, we believe will not satisfy our cash requirements for approximately one-hundred and twenty (120) days following the filing of this Quarterly Report on Form 10QSB. We intend to raise additional financing through private offerings of our common stock.

Our future success will be materially dependent upon our ability to satisfy additional financing requirements. We are reviewing our options to raise substantial equity capital. We cannot estimate when we will begin to realize any revenue.

There can be no assurance that funding for our operations will be available under favorable terms, if at all. If adequate funds are not available, we may be required to further curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights that we would not otherwise relinquish.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

We are not aware of any pending litigation nor do we have any reason to believe that any such litigation exists.

Item 2.  Change in Securities
-----------------------------

Purchase of Assets. In July 2001, we purchased all of the assets of Six Forty-Nine Incorporated, a Nevada corporation ("649 Inc."), in exchange for 12,892,300 shares of our common stock. The shares issued to 649 Inc. were issued in reliance on that exemption from the registration and prospectus delivery requirements of the Securities Act specified by the provisions of Section 4(2) of the Securities Act and Rule 506 of Regulation D. The assets purchased by us from 649 Inc. had an estimated value of $12,893.

Stock Split. On or about July 19, 2001, we effectuated a forward stock split at a ratio of 3.814289941:1 which increased our issued and outstanding from 3,380,000 to 12,892,300.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None

Item 5.  Other Information
--------------------------

None

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

Reports on Form 8-K:
-------------------

On July 31, 2001, we filed a Form 8-K with the Securities and Exchange Commission announcing the acquisition of all right, title and interest in the Thinka product from 649 Inc. (as discussed within Item 2 of the Form 10QSB). Such report is incorporated herein by this reference.

On August 15, 2001, we filed a Form 8-K with the Securities and Exchange Commission announcing that we had entered into a Letter of Understanding with Garden State Nutritionals. Such report is incorporated herein by this reference.

Exhibits:
--------


10.1 Asset Acquisition Agreement Between Us and Six Forty-Nine Incorporated. (See exhibit attached to the Form 8-K filed with the Securities and
         Exchange Commission on July 31, 2001).

10.2 Letter of Understanding Between Us and Garden State Nutritionals. (See the exhibit attached to the Form 8-K filed with the Securities and Exchange Commission on August 15, 2001).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   September 11, 2001                THINKA WEIGHT-LOSS CORPORATION

                                   By:     /s/ Stacey Lauridia
                                           ------------------------------
                                           Stacey Lauridia

                                  Its:     President