Form 10QSB
period 2001-09-30
THINKA WEIGHT LOSS CORP
filed 2001-12-20
CIK 1107445

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



[ X ] QUARTERLY  REPORT UNDER  SECTION 13  OR 15(d) OF THE  SECURITIES  EXCHANGE
           ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


[   ]  TRANSITION  REPORT PURSUANT  TO  SECTION 13  OR 15(d) OF  THE  SECURITIES
           EXCHANGE ACT OF 1934
      For the transition period from to

Commission File No.  000-32673

                         Thinka Weight-Loss Corporation
                         ------------------------------
                 (Name of Small Business Issuer in its charter)

Nevada                                                               98-0218912
------                                                               ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

3110 East Sunset Road, Suite H1, Las Vegas, Nevada                        89120
--------------------------------------------------                        -----
(Address of principal executive offices)                             (Zip Code)

                    Issuer's telephone number: (800) 297-4450
                                               --------------



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of September 30, 2001, there were 25,784,600 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements
------------------------------
















                         THINKA WEIGHT-LOSS CORPORATION
                        (Formerly Encore Ventures, Inc.)
                          (A Development Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS


                               SEPTEMBER 30, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                         THINKA WEIGHT-LOSS CORPORATION
                        (Formerly Encore Ventures, Inc.)
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                            (Stated in U.S. Dollars)



-------------------------------------------------------------------------------------------
                                                         SEPTEMBER 30         JUNE 30
                                                             2001               2001
-------------------------------------------------------------------------------------------

ASSETS

Current
     Cash                                             $        15,298     $      538,009
     Deposits                                                 240,266              -
     Other current asset                                        1,242             59,612
                                                      ------------------------------------
                                                              256,806            597,621

Office Equipment, net                                           3,162              3,162

Intangible Asset                                                6,500              6,500
                                                      -------------------------------------

                                                      $       266,468     $      607,283
===========================================================================================

LIABILITIES

Current
     Accounts payable and accrued liabilities         $        13,618     $       30,939
                                                      -------------------------------------

SHAREHOLDERS' EQUITY

Share Capital
     Authorized:
         100,000,000 Common shares, par value
         $0.001 per share

     Issued and outstanding:
          25,784,600 Common shares at
          September 30, 2001 and 12,892,300
          Common shares at June 30, 2001                       25,784             12,892

     Additional paid-in capital                               806,690            819,508

Deficit Accumulated During The Development Stage             (579,624)          (256,056)
                                                      -------------------------------------
                                                              252,850            576,344
                                                      -------------------------------------

                                                      $       266,468     $      607,283
===========================================================================================

                         THINKA WEIGHT-LOSS CORPORATION
                        (Formerly Encore Ventures, Inc.)
                          (A Development Stage Company)

                   CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT
                                   (Unaudited)
                            (Stated in U.S. Dollars)



--------------------------------------------------------------------------------------------------------------
                                                                                               INCEPTION
                                                                                                JUNE 29
                                                            THREE MONTHS ENDED                  1999 TO
                                                               SEPTEMBER 30                   SEPTEMBER 30
                                                        2001                 2000                 2001
--------------------------------------------------------------------------------------------------------------

Expenses
     Consulting fees                             $          144,840       $         400      $   283,403
     Grants                                                  50,000                -              50,000
     Office administration and sundry                        65,399                  28          159,906
     Professional fees                                       53,031                -              74,328
     Stock transfer services                                 12,633                -              15,742
                                                 -------------------------------------------------------------
                                                            325,903                 428          583,379

Income
     Interest                                                (2,335)               -              (3,755)
                                                 -------------------------------------------------------------

Net Loss For The Period                                     323,568                 428      $   579,624
                                                                                             =================

Deficit Accumulated During The
  Development Stage, Beginning Of Period                    256,056               1,689
                                                 -------------------------------------------

Deficit Accumulated During The
  Development Stage, End Of Period               $          579,624       $       2,117
============================================================================================


Net Loss Per Share                               $          (0.04)        $      (0.01)
============================================================================================


Weighted Average Number Of Shares Outstanding            15,041,017          12,892,300
============================================================================================

                         THINKA WEIGHT-LOSS CORPORATION
                        (Formerly Encore Ventures, Inc.)
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

----------------------------------------------------------------------------------------------------------------------
                                                                                                       INCEPTION
                                                                                                        JUNE 29
                                                                         THREE MONTHS ENDED             1999 TO
                                                                            SEPTEMBER 30              SEPTEMBER 30
                                                                         2001            2000             2001
----------------------------------------------------------------------------------------------------------------------

Cash Flows From Operating Activity
     Net loss for the period                                          $   (323,568)    $    (428)    $   (579,624)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating
  Activity
     Depreciation and amortization                                           -              -                 288
     Non-cash consulting services rendered                                   -              -               1,250

     Changes in assets and liabilities
         (Increase) Decrease in deposits                                  (240,266)         -            (240,266)
         (Increase) Decrease in other current assets                        58,370          -              (1,242)
         Increase (Decrease) in accounts payable and accrued
           liabilities                                                     (21,358)         -               9,581
                                                                      ------------------------------------------------
                                                                          (526,822)         (428)        (810,013)
                                                                      ------------------------------------------------

Cash Flows From Investing Activity
     Purchases of property and equipment                                     -              -              (3,450)
                                                                      ------------------------------------------------

Cash Flows From Financing Activity
     Proceeds from issuance of common stock                                  -              -             824,650
                                                                      ------------------------------------------------

Net Increase (Decrease) In Cash                                           (526,822)         (428)          11,187
Cash, Beginning Of Period                                                  538,009         1,996            -
Cash Acquired On Business Combination                                        4,111          -               4,111
                                                                      ------------------------------------------------

Cash, End Of Period                                                   $     15,298     $   1,568     $     15,298
======================================================================================================================

Supplemental Disclosure Of Cash Flow Information
     Income taxes paid                                             $         -       $      -      $            -
======================================================================================================================
     Interest                                                      $         -       $      -      $            -
======================================================================================================================

Supplemental Disclosure Of Non-Cash Investing And Financing
  Activities
     Stock issued for services rendered                            $         -       $      -      $        1,250
======================================================================================================================
     Stock issued for intangible asset                             $         -       $      -      $        6,500
======================================================================================================================
     Stock issued for acquisition of Thinka Weight-Loss
       Corporation                                                 $            74   $      -      $           74
======================================================================================================================

                         THINKA WEIGHT-LOSS CORPORATION
                        (Formerly Encore Ventures, Inc.)
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               SEPTEMBER 30, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)
                                                                                                       DEFICIT
                                                                  COMMON STOCK                       ACCUMULATED
                                                 ------------------------------------------------
                                                                                    ADDITIONAL        DURING THE
                                                                                     PAID-IN         DEVELOPMENT
                                                     SHARES           AMOUNT         CAPITAL            STAGE             TOTAL
                                                 -----------------------------------------------------------------------------------

Balance, June 29, 1999, date of incorporation            -        $       -       $       -       $        -          $       -

Sale of common stock at $0.001 per share (June
  1999)                                               3,500,000          3,500            -                -                  3,500

Net loss for the period                                  -                -               -              (1,000)             (1,000)
                                                 -----------------------------------------------------------------------------------

Balance, June 30, 1999                                3,500,000          3,500            -              (1,000)              2,500

Net loss for the period                                  -                -               -                (689)               (689)
                                                 -----------------------------------------------------------------------------------

Balance, June 30, 2000                                3,500,000          3,500            -              (1,689)              1,811

Acquisition of intangible asset at ($0.001)
  per share (November 2000)                           6,500,000          6,500            -                -                  6,500

Issuance of stock in exchange for services
  rendered at $0.001 per share (November 2000)        1,250,000          1,250            -                -                  1,250

Sale of common stock at $0.50 per share
  (January 2001)                                         50,000             50           24,950            -                 25,000

Sale of common stock at $0.50 per share (March
  2001)                                               1,592,300          1,592          794,558            -                796,150

Net loss for the year                                    -                -               -            (254,367)           (254,367)
                                                 -----------------------------------------------------------------------------------

Balance, June 30, 2001                               12,892,300         12,892          819,508        (256,056)            576,344

Adjustment to number of shares issued and
  outstanding as a result of the reverse
  take-over transaction
     Six Forty-Nine Incorporated                    (12,892,300)          -               -                -                  -
     Thinka Weight-Loss Corporation                  12,892,300           -               -                -                  -
                                                 -----------------------------------------------------------------------------------
                                                     12,892,300         12,892          819,508        (256,056)            576,344
Issuance of stock on acquisition of Thinka
  Weight-Loss Corporation                            12,892,300         12,892          (12,818)           -                     74

Net loss for the period                                  -                -               -            (323,568)           (323,568)
                                                 -----------------------------------------------------------------------------------

Balance, September 30, 2001                          25,784,600   $     25,784    $     806,690   $    (579,624)      $     252,850
                                                 ===================================================================================

                         THINKA WEIGHT-LOSS CORPORATION
                        (Formerly Encore Ventures, Inc.)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)



BASIS OF PRESENTATION

The unaudited consolidated financial statements as of September 30, 2001 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the June 30, 2001 audited financial statements and notes thereto.


1.   NATURE OF OPERATIONS

     a)   Change of Name and Year End

          During the period, the Company changed its name from Encore Ventures, Inc. to Thinka Weight-Loss Corporation.

          The year end of the Company has been changed from April 30 to June 30 as a result of the reverse take-over transaction (Note 1(c)).

     b)   Going Concern

          The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

          As shown in the accompanying financial statements, the Company has incurred a net loss of $579,624 for the period from June 29, 1999 (inception) to September 30, 2001, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                         THINKA WEIGHT-LOSS CORPORATION
                        (Formerly Encore Ventures, Inc.)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)



1.   NATURE OF OPERATIONS (Continued)

     c)   Reverse Take-Over

          Effective July 30, 2001, Thinka Weight-Loss Corporation ("Thinka") acquired 100% of the assets of Six Forty-Nine Incorporated ("Six Forty-Nine") by issuing 12,892,300 common shares. Since the transaction resulted in the former shareholders of Six Forty-Nine acquiring control of Thinka, the transaction, which is referred to as a "reverse take-over", has been treated for accounting purposes as an acquisition by Six Forty-Nine of the net assets and liabilities of Thinka. Under this purchase method of accounting, the results of operations of Thinka are included in these financial statements from July 30, 2001.

          Control of the net assets of Thinka was acquired for the total consideration of $74 representing the fair value of the assets of Thinka. Six Forty-Nine is deemed to be the purchaser for accounting purposes. Accordingly, its net assets are included in the balance sheet at their previously recorded values.

          The acquisition is summarized as follows:

             Cash                                                $      4,111

             Accounts payable and accrued liabilities                   4,037
                                                                 --------------

                                                                 $         74
                                                                 ==============

             Consideration given at a value of:
                  Common shares                                  $         74
                                                                 ==============


2.   SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

     The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

                         THINKA WEIGHT-LOSS CORPORATION
                        (Formerly Encore Ventures, Inc.)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)



2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     a)   Consolidation

          These financial statements include the accounts of the Company and its subsidiary, Six Forty-Nine Incorporated.

     b)   Office Equipment

          Office equipment is recorded at cost and amortized on a straight line basis over five years.

     c)   Intangible Assets

          The Company continually monitors its intangible assets to determine whether any impairment has occurred. In making such determination with respect to these assets, the Company evaluates the performance on an undiscounted cash flow basis, of the intangible assets or group of assets, which gave rise to an asset's carrying amount. Should impairment be identified, a loss would be reported to the extent that the carrying value of the related intangible asset exceeds the fair value of that intangible asset using the discounted cash flow method. The Company is not amortizing intangible assets until operations begin and revenues are earned.

Item 2.   Plan of Operation
---------------------------

(begin boldface)
This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.
(end boldface)

Our Development. We were originally incorporated on September 14, 1999, as Encore Ventures, Inc. On or about August 9, 2001, we filed the necessary documents with the Secretary of State of Nevada to change our name to Thinka Weight-Loss Corporation. We also changed our symbol from "ECVI" to "TWLO".

Our Business. We were originally in the business of mineral exploration. However, we made the decision to change the direction of our business. In July 2001, we purchased all of the assets of Six Forty-Nine Incorporated, a Nevada corporation, in exchange for 12,892,300 shares of our common stock. Since the transaction resulted in the former shareholders of Six Forty-Nine Incorporated acquiring control of Thinka Weight-Loss Corporation, the transaction was treated for accounting purposes as an acquisition by Six Forty-Nine Incorporated of the net assets and liabilities of Thinka Weight-Loss Corporation. This type of transaction is sometimes referred to as a reverse take-over. The assets included all right, title and interest in the Thinka product, a liquid, low carbohydrate, high protein weight loss product, which will be sold in several different flavors. We are in the process of negotiating with United States food manufacturers for the production and distribution of Thinka products, which includes low-carbohydrate, high-protein meal replacement drinks. The Thinka products are meal replacement products which act as an appetite suppressant while providing proper nutritional support, thus assisting mild to moderately overweight adults to achieve weight loss goals.

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

Our Plan of  Operation  for the Next 12 Months.  We have not had  revenues  from
----------------------------------------------
operations in the last two (2) fiscal years. At September 30, 2001, we had cash on hand of $15,298.00; deposits totaling $240,266.00; and we had generated interest income of $2,335.00 for the three-month period ended September 30, 2001. We believe this available cash and our deposits will provide sufficient capital for our operations for the next 12 months. We do not expect to purchase or sell any manufacturing facilities, equipment, or inventory. Moreover, we do not expect any significant changes in our number of employees. Other than our executive officers, we have no employees.

Facilities.  Our executive,  administrative and operating offices are located at
----------
3110 East Sunset Road, Suite H1, Las Vegas, Nevada 89120.

Liquidity.  As of September  30, 2001, we had not realized any revenues from our
---------
operations. We had $13,618.00 in accounts payable and accrued liabilities at September 30, 2001, a decrease from our outstanding accounts payable and accrued liabilities at June 30, 2001, which were $30,939.00. Our deficit which has accumulated during our development stage reached $579,624.00 as of September 30, 2001, a significant increase from the deficit which had accumulated at June 30, 2001, which was $256,056.00. We have incurred significant expenses during the three (3) months ended September 30, 2001. Specifically, our consulting fees totaled $144,840.00. Office administration and miscellaneous expenses totaled $65,399.00 during the three (3) months ended September 30, 2001. Our professional fees were $53,031.00 during the three-month period and fees incurred for stock transfer services totaled $12,633.00. Our only income during the period was $2,335.00 in interest income.

Our fiscal year-end has been changed from April 30 to June 30 as a result of the reverse take-over transaction.

We are not aware of any trends, demands, commitments or uncertainties that will result in our liquidity decreasing or increasing in a material way.


PART II - OTHER INFORMATION


Item 1.   Legal Proceedings
---------------------------

We are not aware of any pending litigation nor do we have any reason to believe that any such litigation exists.

Item 2.   Change in Securities
------------------------------

Purchase of Assets.  On July 30,  2001,  we  purchased  all of the assets of Six
------------------
Forty-Nine Incorporated, a Nevada corporation, in exchange for 12,892,300 shares of our common stock. The shares issued to Six Forty-Nine Incorporated were issued in reliance on that exemption from the registration and prospectus delivery requirements of the Securities Act specified by the provisions of
Section 4(2) of the Securities Act and Rule 506 of Regulation D.

Stock Split.  On or about July 19, 2001, we effectuated a forward stock split at
-----------
a ratio of 3.814289941:1 which increased our issued and outstanding common shares from 3,380,000 shares to 12,892,300 shares.

Item 3.   Defaults Upon Senior Securities
-----------------------------------------

None

Item 4.   Submission of Matters to Vote of Security Holders
-----------------------------------------------------------

None

Item 5.   Other Information
---------------------------

None

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

Reports on Form 8-K:
-------------------

On July 31, 2001, we filed a Form 8-K with the Securities and Exchange Commission announcing the acquisition of all right, title and interest in the Thinka product from Six Forty-Nine Incorporated. Such report is incorporated herein by this reference.

On August 15, 2001, we filed a Form 8-K with the Securities and Exchange Commission announcing that we had entered into a Letter of Understanding with Garden State Nutritionals. Such report is incorporated herein by this reference.


Exhibits:
--------

10.1 Asset Acquisition Agreement Between Us and Six Forty-Nine Incorporated. (See exhibit attached to the Form 8-K filed with the Securities and Exchange Commission on July 31, 2001 and incorporated herein by this reference).

10.2 Letter of Understanding Between Us and Garden State Nutritionals. (See the exhibit attached to the Form 8-K filed with the Securities and Exchange Commission on August 15, 2001 and incorporated herein by this reference).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   December 20, 2001                       THINKA WEIGHT-LOSS CORPORATION


                                             By: /s/ Stacey Lauridia
                                                 -------------------
                                                 Stacey Lauridia

                                             Its:     President