Form 10QSB
period 2001-12-31
THINKA WEIGHT LOSS CORP
filed 2002-02-14
CIK 1107445

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB




QUARTERLY  REPORT UNDER  SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001


TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from       to

Commission File No.  000-32673

                         Thinka Weight-Loss Corporation
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

Nevada                                                                98-0218912
------                                                                ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

3110 East Sunset Road, Suite H1, Las Vegas, Nevada                         89120
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                    Issuer's telephone number: (800) 297-4450
                                               --------------



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of December 31, 2001, there were 25,784,600 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements
----------------------------


















                         THINKA WEIGHT-LOSS CORPORATION
                        (Formerly Encore Ventures, Inc.)
                          (A Development Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS



                                DECEMBER 31, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                         THINKA WEIGHT-LOSS CORPORATION
                        (Formerly Encore Ventures, Inc.)
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                            (Stated in U.S. Dollars)



---------------------------------------------------------------------------------------------------
                                                                    DECEMBER 31         JUNE 30
                                                                       2001               2001
---------------------------------------------------------------------------------------------------

ASSETS

Current
     Cash                                                        $        12,146    $      538,009
     Deposits                                                            205,000           -
     Other current asset                                                   1,242            59,612
                                                                 ----------------------------------
                                                                         218,388           597,621

Office Equipment, net                                                      3,162             3,162

Intangible Asset                                                           6,500             6,500
                                                                 ----------------------------------

                                                                 $       228,050    $      607,283
===================================================================================================

LIABILITIES

Current
     Accounts payable and accrued liabilities                    $        29,016    $       30,939
                                                                 ----------------------------------

SHAREHOLDERS' EQUITY

Share Capital
     Authorized:
         100,000,000 Common shares, par value $0.001 per share

     Issued and outstanding:
          25,784,600 Common shares at December 31, 2001 and
          12,892,300 Common shares at June 30, 2001                       25,784            12,892

     Additional paid-in capital                                          806,690           819,508

Deficit Accumulated During The Development Stage                        (633,440)         (256,056)
                                                                 ----------------------------------
                                                                         199,034           576,344
                                                                 ----------------------------------

                                                                 $       228,050    $      607,283
===================================================================================================

                         THINKA WEIGHT-LOSS CORPORATION
                        (Formerly Encore Ventures, Inc.)
                          (A Development Stage Company)

                   CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT
                                   (Unaudited)
                            (Stated in U.S. Dollars)


-------------------------------------------------------------------------------------------------------------------------
                                                                                                             INCEPTION
                                                                                                              JUNE 29
                                          THREE MONTHS ENDED                   SIX MONTHS ENDED               1999 TO
                                              DECEMBER 31                         DECEMBER 31               DECEMBER 31
                                        2001               2000             2001               2000             2001
-------------------------------------------------------------------------------------------------------------------------

Expenses
     Consulting fees                $    15,000        $   140,000      $   159,840        $   140,400      $   298,404
     Grants                                 -                  -             50,000                -             50,000
     Office administration and
       sundry                             1,563                 28           66,962                 55          161,468
     Professional fees                   37,163                -             90,194                -            111,491
     Stock transfer services                115                -             12,748                -             15,857
                                    -------------------------------------------------------------------------------------
                                         53,841            140,028          379,744            140,455          637,220

Income
     Interest                               (25)               -             (2,360)               -             (3,780)
                                    -------------------------------------------------------------------------------------

Net Loss For The Period                  53,816            140,028          377,384            140,455      $   633,440
                                                                                                            =============

Deficit Accumulated During The
  Development Stage, Beginning
  Of Period                             579,624              2,116          256,056              1,689
                                    ------------------------------------------------------------------

Deficit Accumulated During The
  Development Stage, End Of
  Period                            $   633,440        $   142,144      $   633,440        $   142,144
======================================================================================================


Net Loss Per Share                  $    (0.01)        $    (0.01)      $    (0.02)        $    (0.01)
======================================================================================================


Weighted Average Number Of Shares
  Outstanding                        25,784,600         12,892,300       23,635,883         12,892,300
======================================================================================================

                         THINKA WEIGHT-LOSS CORPORATION
                        (Formerly Encore Ventures, Inc.)
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       INCEPTION
                                                                                                                        JUNE 29
                                                         THREE MONTHS ENDED               SIX MONTHS ENDED              1999 TO
                                                            DECEMBER 31                      DECEMBER 31              DECEMBER 31
                                                       2001            2000             2001            2000              2001
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows From Operating Activity
     Net loss for the period                       $   (53,816)    $  (140,028)     $  (377,384)    $  (140,455)      $  (633,440)

Adjustments To Reconcile Net Loss To Net Cash
  Used By Operating Activity
     Depreciation and amortization                         -               -                -               -                 288
     Non-cash consulting services rendered                 -               -                -               -               1,250

     Changes in assets and liabilities
         (Increase) Decrease in deposits                35,266             -           (205,000)            -            (205,000)
         (Increase) Decrease in other current
           assets                                          -               -             58,370             -              (1,242)
         Increase (Decrease) in accounts payable
           and accrued liabilities                      15,398          15,102           (5,960)         15,101            24,979
                                                   ---------------------------------------------------------------------------------
                                                        (3,152)       (124,926)        (529,974)       (125,354)         (813,165)
                                                   ---------------------------------------------------------------------------------

Cash Flows From Investing Activity
     Purchases of property and equipment                   -            (6,500)             -            (6,500)           (3,450)
                                                   ---------------------------------------------------------------------------------

Cash Flows From Financing Activity
     Proceeds from issuance of common
       stock                                               -           131,500              -           131,500           824,650
                                                   ---------------------------------------------------------------------------------

Net Increase (Decrease) In Cash                         (3,152)             74         (529,974)           (354)            8,035
Cash, Beginning Of Period                               15,298           1,568          538,009           1,996               -
Cash Acquired On Business
  Combination                                              -               -              4,111             -               4,111
                                                   ---------------------------------------------------------------------------------

Cash, End Of Period                                $    12,146     $     1,642      $    12,146     $     1,642       $    12,146
====================================================================================================================================

Supplemental Disclosure Of Cash Flow
  Information
     Income taxes paid                             $       -       $       -        $       -       $       -         $       -
====================================================================================================================================
     Interest                                      $       -       $       -        $       -       $       -         $       -
====================================================================================================================================

Supplemental Disclosure Of Non-Cash
  Investing And Financing Activities
     Stock issued for services rendered            $       -       $     1,250      $       -       $     1,250       $     1,250
====================================================================================================================================
     Stock issued for intangible asset             $       -       $     6,500      $       -       $     6,500       $     6,500
====================================================================================================================================
     Stock issued for acquisition of Thinka
       Weight-Loss Corporation                     $       -       $       -        $        74     $       -         $        74
====================================================================================================================================

                         THINKA WEIGHT-LOSS CORPORATION
                        (Formerly Encore Ventures, Inc.)
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                DECEMBER 31, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)


                                                                  COMMON STOCK                         DEFICIT
                                                 -----------------------------------------------     ACCUMULATED
                                                                                    ADDITIONAL        DURING THE
                                                                                     PAID-IN         DEVELOPMENT
                                                     SHARES           AMOUNT         CAPITAL            STAGE              TOTAL
                                                 --------------   --------------  --------------   ----------------   --------------

Balance, June 29, 1999, date of
  incorporation                                            -      $         -     $         -      $           -      $         -
Sale of common stock at $0.001 per share (June
  1999)                                              3,500,000            3,500             -                  -              3,500
Net loss for the period                                    -                -               -               (1,000)          (1,000)
                                                 -----------------------------------------------------------------------------------

Balance, June 30, 1999                               3,500,000            3,500             -               (1,000)           2,500

Net loss for the period                                    -                -               -                 (689)            (689)
                                                 -----------------------------------------------------------------------------------

Balance, June 30, 2000                               3,500,000            3,500             -               (1,689)           1,811

Acquisition of intangible asset at ($0.001)
  per share (November 2000)                          6,500,000            6,500             -                  -              6,500
Issuance of stock in exchange for services
  rendered at $0.001 per share (November
  2000)                                              1,250,000            1,250             -                  -              1,250

Sale of common stock at $0.50 per share
  (January 2001)                                        50,000               50          24,950                -             25,000
Sale of common stock at $0.50 per share (March
  2001)                                              1,592,300            1,592         794,558                -            796,150
Net loss for the year                                      -                -               -             (254,367)        (254,367)
                                                 -----------------------------------------------------------------------------------

Balance, June 30, 2001                              12,892,300           12,892         819,508           (256,056)         576,344

Adjustment to number of shares issued and
  outstanding as a result of the reverse
  take-over transaction
     Six Forty-Nine Incorporated                   (12,892,300)             -               -                  -                -
     Thinka Weight-Loss Corporation                 12,892,300              -               -                  -                -
                                                 -----------------------------------------------------------------------------------
                                                    12,892,300           12,892         819,508           (256,056)         576,344
Issuance of stock on acquisition of Thinka
  Weight-Loss Corporation                           12,892,300           12,892         (12,818)                                 74
Net loss for the period                                    -                -               -             (377,384)        (377,384)
                                                 -----------------------------------------------------------------------------------

Balance, December 31, 2001                          25,784,600    $      25,784   $     806,690    $      (633,440)   $     199,034
                                                 ===================================================================================

                         THINKA WEIGHT-LOSS CORPORATION
                        (Formerly Encore Ventures, Inc.)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)



BASIS OF PRESENTATION

The unaudited consolidated financial statements as of December 31, 2001 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the June 30, 2001 audited financial statements and notes thereto.


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

          As shown in the accompanying financial statements, the Company has incurred a net loss of $ 633,440 for the period from June 29, 1999 (inception) to December 31, 2001, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                         THINKA WEIGHT-LOSS CORPORATION
                        (Formerly Encore Ventures, Inc.)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

          The acquisition is summarized as follows:

               Cash                                              $      4,111

               Accounts payable and accrued liabilities                 4,037
                                                                 -------------

                                                                 $         74
                                                                 =============

               Consideration given at a value of:
                  Common shares                                  $         74
                                                                 =============


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

          The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

                         THINKA WEIGHT-LOSS CORPORATION
                        (Formerly Encore Ventures, Inc.)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

Item 2. Plan of Operation
-------------------------

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

Our Development. We were originally incorporated on September 14, 1999, as
---------------
Encore Ventures, Inc. On or about August 9, 2001, we filed the necessary documents with the Secretary of State of Nevada to change our name to Thinka Weight-Loss Corporation. We also changed our symbol from "ECVI" to "TWLO".

Our Business. We were originally in the business of mineral exploration.
------------
However, we made the decision to change the direction of our business. In July 2001, we purchased all of the assets of Six Forty-Nine Incorporated, a Nevada corporation, in exchange for 12,892,300 shares of our common stock. Since the transaction resulted in the former shareholders of Six Forty-Nine Incorporated acquiring control of Thinka Weight-Loss Corporation, the transaction was treated for accounting purposes as an acquisition by Six Forty-Nine Incorporated of the net assets and liabilities of Thinka Weight-Loss Corporation. Under this purchase method of accounting, the results of our operations are included in the financial statements from July 30, 2001.

Control of the net assets of Thinka Weight-Loss Corporation was acquired for the total consideration of $74, representing the fair value of the assets of Thinka

Weight-Loss Corporation. Six Forty-Nine Incorporated is considered to be the purchaser for accounting purposes and, therefore, its net assets are included in the balance sheet at their previously recorded values. This type of transaction is referred to as a reverse take-over. The assets included all right, title and interest in the Thinka product, a liquid, low carbohydrate, high protein weight loss product, which will be sold in several different flavors. We are in the process of negotiating with United States food manufacturers for the production and distribution of Thinka products, which includes low-carbohydrate, high-protein meal replacement drinks.

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

Facilities. Our executive, administrative and operating offices are located at
----------
3110 East Sunset Road, Suite H1, Las Vegas, Nevada 89120. Our office equipment has a net value of $3,162.

Liquidity. We have not had revenues from operations in the last two (2) fiscal
---------
years. At December 31, 2001, we had cash on hand of $12,146 and deposits totaling $205,000. However, we have incurred a net loss of $633,440 for the period from June 29, 1999 (our inception) to December 31, 2001.We have no sales. We had $29,016 in accounts payable and accrued liabilities of December 31, 2001, a decrease from our outstanding accounts payable and accrued liabilities at June 30, 2001, which were $30,939.00.

We have incurred significant expenses during the three (3) months ended September 30, 2001. Specifically, consulting fees for the three months ended December 31, 2001 totaled $15,000, a significant decrease from the three-month period ended December 31, 2000, in which consulting fees totaled $140,000. Office administration and miscellaneous expenses totaled $1,563 during the three
(3) months ended December 31, 2001. We incurred professional fees of $37,163 during the three-month period ended December 31, 2001, and fees incurred for stock transfer services during the same period totaled $115. We did not have any income during the period, but incurred a loss of $25 categorized as negative interest income. Therefore, our net loss for the period was $53,816.

Our fiscal year-end has been changed from April 30 to June 30 as a result of the reverse take-over transaction.

We are not aware of any trends, demands, commitments or uncertainties that will result in our liquidity decreasing or increasing in a material way.

Our Plan of Operation for the Next 12 Months. We believe our available cash and
--------------------------------------------
our deposits will provide sufficient capital for us to pay the professional fees necessary to meet our reporting obligations under the Securities Exchange Act of 1934; however, we will have very limited capital available to fund our operations for the next 12 months.

On October 5, 2001, we filed a Form 8-K with the Securities and Exchange Commission reporting the basic terms of a proposed agreement between One World Networks Integrated Technologies, Inc. and us concerning the purchase of certain of One World's assets, including certain product lines and products. That Form 8-K also included, as exhibits thereto, (i) a copy of the Letter of Intent which specified the terms and conditions of the proposed agreement, and (ii) an addendum to the Letter of Intent modifying the confidentiality provisions of the Letter of Intent. The letter of intent with One World has been revoked by mutual consent of the parties; however, we still intend to acquire One World's "Carbfighter" product. During the three month period ended December 31, 2002, we paid One World $200,000 to produce their Carbfighter product only. We anticipate that the Carbfighter product will be purchased for total funds of approximately $250,000.

Our future is dependent on obtaining additional financing and we do not presently have any such financing available. We anticipate raising capital through the offer and sale of our securities. We do not expect to purchase or sell any manufacturing facilities, equipment, or inventory. Moreover, we do not expect any significant changes in our number of employees. Other than our executive officers, we have no employees.



                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings
-------------------------

We are not aware of any pending litigation nor do we have any reason to believe that any such litigation exists.


Item 2. Change in Securities
----------------------------

Purchase of Assets. During the last three months, we have not purchased any
------------------
assets. However, on July 30, 2001, we purchased all of the assets of Six Forty-Nine Incorporated, a Nevada corporation, in exchange for 12,892,300 shares of our common stock. The shares issued to Six Forty-Nine Incorporated were issued in reliance on that exemption from the registration and prospectus delivery requirements of the Securities Act specified by the provisions of
Section 4(2) of the Securities Act and Rule 506 of Regulation D.

Stock Split. On or about July 19, 2001, we effectuated a forward stock split at
-----------
a ratio of 3.814289941:1 which increased our issued and outstanding common shares from 3,380,000 shares to 12,892,300 shares.

Item 3. Defaults Upon Senior Securities
---------------------------------------

None


Item 4. Submission of Matters to Vote of Security Holders
---------------------------------------------------------

On December 24, 2001, at a special meeting of shareholders, Daniel Melnick, Charles H. Stein and Clifford Perlman were removed as directors of the company. See Item 6 below for further details.


Item 5. Other Information
-------------------------

None


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

Reports on Form 8-K:
-------------------

On July 31, 2001, we filed a Form 8-K with the Securities and Exchange Commission reporting our acquisition of all right, title and interest in the Thinka product from Six Forty-Nine Incorporated (as discussed within Item 2 of this Form 10-QSB). Such report is incorporated herein by this reference. On September 25, 2001, we filed an amended Form 8-K containing the financial statements of the business acquired, Six Forty-Nine Incorporated. This amended report is incorporated herein by this reference.

On October 5, 2001, we filed a Form 8-K with the Securities and Exchange Commission reporting the basic terms of a proposed agreement between One World Networks Integrated Technologies, Inc. and us concerning the purchase of certain of One World's assets, including certain product lines and products. That Form 8-K also included, as exhibits thereto, (i) a copy of the Letter of Intent which specified the terms and conditions of the proposed agreement, and (ii) an addendum to the Letter of Intent modifying the confidentiality provisions of the Letter of Intent. Such report, including the exhibits thereto, is incorporated herein by this reference. The letter of intent with One World has been revoked by mutual consent of the parties; however, we still intend to acquire One World's "Carbfighter" product. To date we have paid One World $200,000.00 to produce their Carbfighter product only. We anticipate that the Carbfighter product will be purchased for total funds of approximately $250,000.00

On December 20, 2001, we filed a Form 8-K with the Securities and Exchange Commission reporting that, pursuant to the July 30, 2001 acquisition from Six Forty-Nine Incorporated, we adopted a June 30th fiscal year end. This report is incorporated herein by this reference.

On January 10, 2002, we filed a Form 8-K with the Securities and Exchange Commission reporting that, on December 24, 2001, at a special meeting of shareholders, Daniel Melnick, Charles H. Stein and Clifford Perlman were removed as directors of the company. Also on December 24, 2001, the remaining directors unanimously voted to remove Charles H. Stein as our Chief Executive Officer and appoint Stacy Lauridia as our Chief Executive Officer. This report is incorporated herein by this reference.


Exhibits:  None
--------



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  February 11, 2002                    THINKA WEIGHT-LOSS CORPORATION


                                         By: /s/ Kathy Whyte
                                             ---------------------
                                             Kathy Whyte

                                         Its:  Secretary, Treasurer and Director