Form 10QSB/A
period 2001-12-31
THINKA WEIGHT LOSS CORP
filed 2002-03-12
CIK 1107445

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    AMENDED
                                   FORM 10-QSB





QUARTERLY  REPORT UNDER  SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001


TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from       to

Commission File No.  000-32673

                         Thinka Weight-Loss Corporation
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

Nevada                                                                98-0218912
------                                                                ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


2267 Aria Drive, Henderson, Nevada                                         89052
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


Facilities. Our executive, administrative and operating offices are located at
----------
2267 Aria Drive, Henderson, Nevada 89052. Our office equipment has a net value of $3,162.


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


On October 5, 2001, we filed a Form 8-K with the Securities and Exchange Commission reporting the basic terms of a proposed agreement between One World Networks Integrated Technologies, Inc. and us concerning the purchase of certain of One World's assets, including certain product lines and products. That Form 8-K also included, as exhibits thereto, (i) a copy of the Letter of Intent which specified the terms and conditions of the proposed agreement, and (ii) an addendum to the Letter of Intent modifying the confidentiality provisions of the Letter of Intent. The letter of intent with One World has been revoked by mutual consent of the parties; however, we still intend to acquire One World's "Carbfighter" product. During the three month period ended December 31, 2001, we paid One World $200,000 to purchase their Carbfighter product only. We anticipate that the Carbfighter product will be purchased for total funds of approximately $250,000.


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


On October 5, 2001, we filed a Form 8-K with the Securities and Exchange Commission reporting the basic terms of a proposed agreement between One World Networks Integrated Technologies, Inc. and us concerning the purchase of certain of One World's assets, including certain product lines and products. That Form 8-K also included, as exhibits thereto, (i) a copy of the Letter of Intent which specified the terms and conditions of the proposed agreement, and (ii) an addendum to the Letter of Intent modifying the confidentiality provisions of the Letter of Intent. Such report, including the exhibits thereto, is incorporated herein by this reference. The letter of intent with One World has been revoked by mutual consent of the parties; however, we still intend to acquire One World's "Carbfighter" product. To date we have paid One World $200,000.00 to purchase their Carbfighter product only. We anticipate that the Carbfighter product will be purchased for total funds of approximately $250,000.00


On December 20, 2001, we filed a Form 8-K with the Securities and Exchange Commission reporting that, pursuant to the July 30, 2001 acquisition from Six Forty-Nine Incorporated, we adopted a June 30th fiscal year end. This report is incorporated herein by this reference.

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


Exhibits:  None
--------



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  March 12, 2002                       THINKA WEIGHT-LOSS CORPORATION



                                         By: /s/ Kathy Whyte
                                             ---------------------
                                             Kathy Whyte

                                         Its:  Secretary, Treasurer and Director