Form 10QSB
period 2002-03-31
THINKA WEIGHT LOSS CORP
filed 2002-05-15
CIK 1107445

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB




[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of March 31, 2002, there were 25,784,600 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------















                         THINKA WEIGHT-LOSS CORPORATION
                     (Formerly Six Forty-Nine Incorporated)
                          (A Development Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS


                                 MARCH 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                         THINKA WEIGHT-LOSS CORPORATION
                     (Formerly Six Forty-Nine Incorporated)
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                            (Stated in U.S. Dollars)



---------------------------------------------------------------------------------------------------
                                                                    MARCH 31           JUNE 30
                                                                      2002               2001
---------------------------------------------------------------------------------------------------

ASSETS

Current
     Cash                                                       $        11,560    $       538,009
     Other current asset                                                  1,242             59,612
                                                                ----------------   ----------------
                                                                         12,802            597,621

Office Equipment, net                                                     2,643              3,162

Intangible Asset                                                        256,500              6,500
                                                                ----------------   ----------------

                                                                $       271,945    $       607,283
===================================================================================================

LIABILITIES

Current
     Accounts payable and accrued liabilities                   $         4,950    $        30,939
     Note payable and accrued interest                                   55,719                  -
                                                                ----------------   ----------------
                                                                         60,669             30,939
                                                                ----------------   ----------------


SHAREHOLDERS' EQUITY

Share Capital
     Authorized:
         100,000,000 Common shares, par value $0.001 per share

     Issued and outstanding:
          25,784,600 Common shares at March 31, 2002 and
          12,892,300 Common shares at June 30, 2001                      25,784             12,892

     Additional paid-in capital                                         806,690            819,508

Deficit Accumulated During The Development Stage                       (621,198)          (256,056)
                                                                ----------------   ----------------
                                                                        211,276            576,344
                                                                ----------------   ----------------

                                                                $       271,945    $       607,283
===================================================================================================

                         THINKA WEIGHT-LOSS CORPORATION
                     (Formerly Six Forty-Nine Incorporated)
                          (A Development Stage Company)

                   CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT
                                   (Unaudited)
                            (Stated in U.S. Dollars)


---------------------------------------------------------------------------------------------------------------------------
                                                                                                                INCEPTION
                                                                                                                 JUNE 29
                                             THREE MONTHS ENDED                  NINE MONTHS ENDED               1999 TO
                                                  MARCH 31                           MARCH 31                   MARCH 31
                                          2002              2001              2002              2001              2002
---------------------------------------------------------------------------------------------------------------------------

Expenses
     Consulting fees                 $     16,775      $     53,500      $    176,615      $    193,900      $    315,179
     Depreciation                             173                 -               519                 -               807
     Grants                                     -                 -            10,000                 -            10,000
     Office administration and
       sundry                               1,664            31,051            69,147            31,106           162,861
     Professional fees                      8,685             1,242            98,473             1,242           120,274
     Stock transfer services                  137                 -            12,770                 -            15,879
                                     --------------    --------------    --------------    --------------    --------------
                                           27,434            85,793           367,524           226,248           625,000

Income
     Interest                                 (22)              (72)           (2,382)              (72)           (3,802)
                                     --------------    --------------    --------------    --------------    --------------

Net Loss For The Period                    27,412            85,721           365,142           226,176      $    621,198
                                                                                                             ==============

Deficit Accumulated During The
  Development Stage, Beginning Of
  Period                                  593,786           142,144           256,056             1,689
                                     --------------    --------------    --------------    --------------

Deficit Accumulated During The
  Development Stage, End Of
  Period                             $    621,198      $    227,865      $    621,198      $    227,865
=========================================================================================================


Net Loss Per Share                   $      (0.01)     $      (0.01)     $      (0.02)     $      (0.01)
=========================================================================================================


Weighted Average Number Of Shares
  Outstanding                          25,784,600        12,892,300        24,352,122        12,892,300
=========================================================================================================

                         THINKA WEIGHT-LOSS CORPORATION
                     (Formerly Six Forty-Nine Incorporated)
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)


--------------------------------------------------------------------------------------------------------------------------
                                                                                                               INCEPTION
                                                                                                                JUNE 29
                                                      THREE MONTHS ENDED             NINE MONTHS ENDED          1999 TO
                                                            MARCH 31                      MARCH 31              MARCH 31
                                                      2002           2001           2002           2001           2002
--------------------------------------------------------------------------------------------------------------------------

Cash Flows From Operating Activity
     Net loss for the period                      $  (27,412)    $  (85,721)    $ (365,142)    $ (226,176)    $ (621,198)

Adjustments To Reconcile Net Loss To Net
   Cash Used By Operating Activity
     Depreciation and amortization                       173              -            519              -            807
     Non-cash consulting services rendered                 -              -              -              -          1,250

     Changes in assets and liabilities
         (Increase) Decrease in other current
           assets                                          -              -         58,370              -         (1,242)
         Increase (Decrease) in accounts
            payable and accrued liabilities           26,653          6,550         25,693         18,151         56,632
                                                  ------------   ------------   ------------   ------------   ------------
                                                        (586)       (79,171)      (280,560)      (208,025)      (563,751)
                                                  ------------   ------------   ------------   ------------   ------------

Cash Flows From Investing Activity
     Purchases of property and equipment                   -              -       (250,000)        (6,500)      (253,450)
                                                  ------------   ------------   ------------   ------------   ------------

Cash Flows From Financing Activity
     Proceeds from issuance of common
        stock                                              -        102,650              -        237,650        824,650
                                                  ------------   ------------   ------------   ------------   ------------

Net Increase (Decrease) In Cash                         (586)        23,479       (530,560)        23,125          7,449
Cash, Beginning Of Period                             12,146          1,642        538,009          1,996              -
Cash Acquired On Business
   Combination                                             -              -          4,111              -          4,111
                                                  ------------   ------------   ------------   ------------   ------------

Cash, End Of Period                               $   11,560     $   25,121     $   11,560     $   25,121     $   11,560
==========================================================================================================================

Supplemental Disclosure Of Cash Flow Information
     Income taxes paid                            $        -     $        -     $        -     $        -     $        -
==========================================================================================================================
     Interest                                     $      219     $        -     $      219     $        -     $      219
==========================================================================================================================

Supplemental Disclosure Of Non-Cash
   Investing And Financing Activities
     Stock issued for services rendered           $        -     $        -     $        -     $    1,250     $    1,250
==========================================================================================================================
     Stock issued for intangible asset            $        -     $        -     $        -     $    6,500     $    6,500
==========================================================================================================================
     Stock issued for acquisition of Thinka
       Weight-Loss Corporation                    $        -     $        -     $       74     $        -     $       74
==========================================================================================================================

                         THINKA WEIGHT-LOSS CORPORATION
                     (Formerly Six Forty-Nine Incorporated)
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 MARCH 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)


                                                                                                 DEFICIT
                                                          COMMON STOCK                         ACCUMULATED
                                                 ----------------------------    ADDITIONAL     DURING THE
                                                                                   PAID-IN     DEVELOPMENT
                                                    SHARES          AMOUNT         CAPITAL        STAGE          TOTAL
                                                 -------------------------------------------------------------------------

Balance, June 29, 1999, date of
  incorporation                                            -     $        -     $        -     $        -     $        -
Sale of common stock at $0.001 per share
  (June 1999)                                      3,500,000          3,500              -              -          3,500
Net loss for the period                                    -              -              -         (1,000)        (1,000)
                                                 -------------   ------------   ------------   ------------   ------------

Balance, June 30, 1999                             3,500,000          3,500              -         (1,000)         2,500

Net loss for the period                                    -              -              -           (689)          (689)
                                                 -------------   ------------   ------------   ------------   ------------

Balance, June 30, 2000                             3,500,000          3,500              -         (1,689)         1,811

Acquisition of intangible asset at ($0.001)
  per share (November 2000)                        6,500,000          6,500              -              -          6,500
Issuance of stock in exchange for services
  rendered at $0.001 per share (November
  2000)                                            1,250,000          1,250              -              -          1,250
Sale of common stock at $0.50 per share
  (January 2001)                                      50,000             50         24,950              -         25,000
Sale of common stock at $0.50 per share
  (March 2001)                                     1,592,300          1,592        794,558              -        796,150
Net loss for the year                                      -              -              -       (254,367)      (254,367)
                                                 -------------   ------------   ------------   ------------   ------------

Balance, June 30, 2001                            12,892,300         12,892        819,508       (256,056)       576,344

Adjustment to number of shares issued and
  outstanding as a result of the reverse
  take-over transaction
     Six Forty-Nine Incorporated                 (12,892,300)             -              -              -              -
     Thinka Weight-Loss Corporation               12,892,300              -              -              -              -
                                                 -------------   ------------   ------------   ------------   ------------
                                                  12,892,300         12,892        819,508       (256,056)       576,344
Issuance of stock on acquisition of Thinka
  Weight-Loss Corporation                         12,892,300         12,892        (12,818)                           74
Net loss for the period                                    -              -              -       (365,142)      (365,142)
                                                 -------------   ------------   ------------   ------------   ------------

Balance, March 31, 2002                           25,784,600     $   25,784     $  806,690     $ (621,198)    $  211,276
                                                 =========================================================================

                         THINKA WEIGHT-LOSS CORPORATION
                     (Formerly Six Forty-Nine Incorporated)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



BASIS OF PRESENTATION
---------------------

The unaudited consolidated financial statements as of March 31, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the June 30, 2001 audited financial statements and notes thereto.


1.   NATURE OF OPERATIONS
     --------------------

     a)   Going Concern

          The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

          As shown in the accompanying financial statements, the Company has incurred a net loss of $ 621,198 for the period from June 29, 1999 (inception) to March 31, 2002, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

     b)   Reverse Take-Over

          Effective July 30, 2001, Encore Ventures, Inc. ("Encore") acquired 100% of the assets of Six Forty-Nine Incorporated ("Six Forty-Nine") by issuing 12,892,300 common shares. Since the transaction resulted in the former shareholders of Six Forty-Nine acquiring control of Encore, the transaction, which is referred to as a "reverse take-over", has been treated for accounting purposes as an acquisition by Six Forty-Nine of the net assets and liabilities of Encore. Under this purchase method of accounting, the results of operations of Encore are included in these financial statements from July 30, 2001.

                         THINKA WEIGHT-LOSS CORPORATION
                        (Formerly Encore Ventures, Inc.)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



1.   NATURE OF OPERATIONS (Continued)
     --------------------------------

     b)   Reverse Take-Over

          Control of the net assets of Encore was acquired for the total consideration of $74 representing the fair value of the assets of Encore. Six Forty-Nine is deemed to be the purchaser for accounting purposes. Accordingly, its net assets are included in the balance sheet at their previously recorded values.

          The acquisition is summarized as follows:

               Cash                                                 $     4,111
               Accounts payable and accrued liabilities                   4,037
                                                                    ------------
                                                                    $       74
                                                                    ============
               Consideration given at a value of:
                    Common shares                                    $      74
                                                                    ============

          During the period, the Company changed its name from Encore Ventures, Inc. to Thinka Weight-Loss Corporation.

          The year end of the Company has been changed from April 30 to June 30 as a result of the reverse take-over transaction.


2.   SIGNIFICANT ACCOUNTING POLICIES
     -------------------------------

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

     The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

                         THINKA WEIGHT-LOSS CORPORATION
                     (Formerly Six Forty-Nine Incorporated)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)
     -------------------------------------------

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

Item 2.  Plan of Operation
--------------------------

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

On January 31, 2002, we entered into an Asset Purchase Agreement with One World Networks Integrated Technologies, Inc., a Nevada corporation, which agreement superseded and replaced the Letter of Intent and amendments previously entered into between those parties on September 17, 2001 and September 26, 2001, respectively. The Asset Purchase Agreement provides for our purchase of the Carb Fighter product from One World Networks Integrated Technologies, Inc. for an aggregate purchase price of $250,000. This transaction was reported on a Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2002.

Facilities. Our executive, administrative and operating offices are located at
-----------
3110 East Sunset Road, Suite H1, Las Vegas, Nevada 89120. Our office equipment had a net value of $2,643 at March 31, 2002.

Liquidity. We have not had revenues from operations in the last two (2) fiscal
----------
years. We have incurred a net loss of $621,198 for the period from June 29, 1999 (inception) to March 31, 2002, and have no sales. Our future depends on our ability to obtain financing and upon future profitable operations.

At March 31, 2002, we had cash on hand of $11,560, with liabilities totaling $60,669. Those liabilities consist of $4,950 in accounts payable and accrued liabilities and $55,719 due under a note payable and its accrued interest.

We have incurred significant expenses during the three (3) months ended March 31, 2002. Specifically, consulting fees for the three months ended March 31, 2002 totaled $16,775, a significant decrease from the three-month period ended March 31, 2001, in which consulting fees totaled $53,500. Office administration and miscellaneous expenses totaled $1,664 during the three (3) months ended March 31, 2002, a significant decrease from the three-month period ended March 31, 2001, in which such expenses totaled $31,051. We incurred professional fees of $8,685 during the three-month period ended March 31, 2002, an increase from the $1,242 we incurred during the same period in 2001. We believe these professional fees will continue to be incurred as they are recurring costs relating to satisfying our reporting obligations. Our net loss for the period was $27,412, a significant improvement over the $85,721 net loss we incurred during the three-month period ended March 31, 2001.

Our fiscal year-end has been changed from April 30 to June 30 as a result of the reverse take-over transaction.

We are not aware of any trends, demands, commitments or uncertainties that will result in our liquidity decreasing or increasing in a material way.

Our Plan of Operation for the Next 12 Months. We believe our available cash and
---------------------------------------------
our deposits will provide sufficient capital for us to pay the professional fees necessary to meet our reporting obligations under the Securities Exchange Act of 1934; however, we will have very limited capital available to fund our operations for the next 12 months. Our future is dependent on obtaining additional financing and we do not presently have any such financing available. We anticipate raising capital through the offer and sale of our securities. We do not expect to purchase or sell any manufacturing facilities, equipment, or inventory. Moreover, we do not expect any significant changes in our number of employees. Other than our executive officers, we have no employees.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

We are not aware of any pending litigation nor do we have any reason to believe that any such litigation exists.

Item 2.  Change in Securities
-----------------------------

Not applicable.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

There were no matters submitted to a vote of security holders during the three-month period ended March 31, 2002. We filed a Current Report on Form 8-K during the period reporting that, on December 24, 2001, at a special meeting of shareholders, Daniel Melnick, Charles H. Stein and Clifford Perlman were removed as directors of the company. See Item 6 below for further details.

Item 5.  Other Information
--------------------------

None.

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

On March 25, 2002, we filed a Form 8-K with the Securities and Exchange Commission reporting that on January 31, 2002, we entered into an Asset Purchase Agreement with One World Networks Integrated Technologies, Inc., a Nevada corporation, which agreement superseded and replaced the Letter of Intent and amendments previously entered into between those parties on September 17, 2001 and September 26, 2001, respectively. The Asset Purchase Agreement provides for our purchase of the Carb Fighter product from One World Networks Integrated Technologies, Inc. for an aggregate purchase price of $250,000. This report is incorporated herein by this reference.


Exhibits: A copy of the Asset Purchase Agreement and General Conveyance,
--------
Transfer, Assignment and Bill of Sale for the Carb Fighter product was filed as an exhibit to the Current Report on Form 8-K filed on March 25, 2002. That exhibit, a material contract, is incorporated herein by this reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   May 14, 2002                    THINKA WEIGHT-LOSS CORPORATION


                                         By:   /s/ Kathy Whyte
                                               ---------------
                                               Kathy Whyte

                                         Its:  Secretary, Treasurer and Director