Form 10KSB
period 2002-06-30
THINKA WEIGHT LOSS CORP
filed 2002-10-15
CIK 1107445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(x)  ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES  EXCHANGE
                           ACT OF 1934 (FEE REQUIRED)
                     For the fiscal year ended June 30, 2002
                     ---------------------------------------

( )  TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15 (d) OF THE  SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                     For the transition period from    to

                         Commission File number 0-32673


                         THINKA WEIGHT-LOSS CORPORATION
                         ------------------------------
               (Exact name of registrant as specified in charter)

             Nevada                                           98-0218912
             ------                                           ----------
(State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
incorporation or organization)

             3675 Pecos-McLeod, Suite 1400, Las Vegas, Nevada 89121
             ------------------------------------------------------
             (Address of principal executive offices)    (Zip Code)

         Issuer's telephone number, including area code: (800) 297-4450
                                                         --------------

          Securities registered pursuant to section 12 (b) of the Act:

          Title of each class Name of each exchange on which registered

                       None                        None
                       ----                        ----

          Securities registered pursuant to section 12 (g ) of the Act:

                                     Common
                                     ------
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         (1)  Yes [x]    No [ ]         (2)  Yes [x]    No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:   $ 0

The aggregate market value of the issuer's voting stock held as of October 7, 2002, by non-affiliates of the issuer based on the closing daily price of $.65 as quoted on the OTCBB was $5,728,557.25.

As of October 8, 2002, the registrant had 14,534,600 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:   Yes [ ]   No [X]

Documents incorporated by reference: None.

                                TABLE OF CONTENTS

PART I

ITEM 1.  DESCRIPTION OF BUSINESS                                            3

ITEM 2.  DESCRIPTION OF PROPERTIES                                          8

ITEM 3.  LEGAL PROCEEDINGS                                                  8

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                  8


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS           8

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         10

ITEM 7.  FINANCIAL STATEMENTS                                              12

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE                                          34


PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE
         ACT                                                               34

ITEM 10. EXECUTIVE COMPENSATION                                            36

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT                                                        37

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    38

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                                  38

                                     PART I

This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward- looking statements. Without limiting the foregoing,  words  such as  "may,"  "will,"  "expect,"  "believe,"  anticipate,"
"estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include but are not limited to economic conditions generally and in the industries in which the Company and its customers participate; competition within the Company's industry, including competition from much larger competitors; technological advances which could render the Company's products less competitive or obsolete; failure by the Company to successfully develop new products or to anticipate current or prospective customers' product needs; price increase or supply limitations for components purchased by the Company for use in its products; and delays, reductions, or cancellations of orders previously placed with the Company.

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

Our Background. We were incorporated in Nevada on September 14, 1999 as Encore Ventures, Inc. On or about August 9, 2001, we filed the necessary documents with the Secretary of State of Nevada to change our name to Thinka Weight-Loss Corporation. We also changed our trading symbol on the Over-The-Counter Bulletin Board from "ECVI" to "TWLO".

Our Business. We were originally in the business of mineral exploration. However, we made the decision to change the direction of our business as our geologist, Glen MacDonald, advised us that our exploration activities had failed to locate commercial quantities of the mineral we were looking for, molybdenum. Moreover, the price for molybdenum remains depressed because there are adequate supplies of this mineral currently available on the market. On July 30, 2001, our Option Agreement on the molybdenum mineral rights on the property we were exploring terminated, and we no longer possessed any mineral options. We therefore decided to shift our line of business.

We learned that Six Forty-Nine Incorporated, a Nevada corporation ("649"), was also in the process of looking for a partner from Ms. Lauridia, a former associate of Dr. Louis Scarrone. In July 2001, we purchased all of the assets of 649 in exchange for 12,892,300 shares of our common stock. 649 had purchased these assets from Dr. Scarrone pursuant to an Asset Purchase Agreement dated November 3, 2000. One of the provisions of the Asset Purchase Agreement was the immediate resignation of Encore Ventures, Inc.'s officers and directors, William Iny and Steven Bekropoulos. In their place, a new management group was installed, consisting of Stacy Lauridia, president and a director; Louis Scarrone, director and chairman of the board of directors; Kathy Whyte, secretary, treasurer and a director; Charles Stein, chief executive officer and a director; George Lois, a director; Daniel Melnick, a director; and Clifford Perlman, a director.

We also signed a registration rights agreement obligating us to prepare and file a registration statement for the 12,892,300 shares with the Securities and Exchange Commission at our sole expense. We filed a registration statement with respect to these shares on October 15, 2001 and filed a pre-effective amendment on March 12, 2002, however the registration statement was withdrawn by us on June 27, 2002 and did not become effective.

The assets acquired included all right, title and interest in the Medslim Program, which was made up of a liquid, low carbohydrate, high protein weight loss product which was owned and created by Dr. Scarrone.

In December 2001 our shareholders removed directors Clifford Perlman, Charles H. Stein and Daniel Melnick.

In June 2002 we redeemed 11,250,000 of our shares previously issued to 649 shareholders in exchange for our delivery back to 649 of our interest in the Medslim Program.

On or about September 17, 2001, we entered into a Letter of Intent ("LOI") with One World Networks Integrated Technologies, Inc. ("One World") wherein we agreed to purchase One World product lines and products known as "the "Ultimate Lean

Routine" and the "Carb Fighter" and all assets relating thereto for a total purchase price of $2,750,000. The parties have since amended and subsequently rescinded that LOI. On January 31, 2002, we then entered into an Asset Purchase Agreement with One World, which agreement superseded and replaced the LOI and amendments previously entered into between those parties on September 17, 2001 and September 26, 2001, respectively. The Asset Purchase Agreement provides for our purchase of the Carb Fighter product from One World Networks Integrated Technologies, Inc. for an aggregate purchase price of $250,000.

We plan to move forward with the development, marketing and sale of the Carb Fighter product, however, we intend to subcontract virtually every aspect of our business to third party suppliers and distributors.

On February 22, 2002 we entered into a Royalty Agreement with Windmill Health Products, a division of Vitaquest International, with a view to them marketing, distributing and selling the Carb Fighter product in the United States and Canada. We will not be required to fund either the manufacturing of our products or advertising and other costs related to marketing and distribution of our products. Vitaquest will assume the risk of purchasing supplies and producing our products through its divisions. Title to our products is assumed and marketed by Vitaquest.

We will receive royalties from the sale of our products. Windmill will arrange to sell our products through direct sales methods, and Windmill Consumer Products, another affiliate of Vitaquest, will sell our products through retail outlets. We will receive royalties on net sales, after any product returns are deducted. Monies from the sales of our products, and royalties due to us, will be reconciled monthly on net sales. Orders will be processed upon Windmill's receipt of 50% of the order amount, with shipment once orders have been paid in full.

Our distributors plan to utilize both traditional and online marketing efforts to reach dieters pursuing either self-regulated or medically supervised diets. Our distributors hope to make our proposed products available at traditional stores, including retail outlets as well as through medical and clinical programs. Our distributors also intend to develop an Internet presence to both market and distribute our proposed products.

Our distributors intend to position our product in the health and fitness industry through selected distribution sites, independent sales representatives, health and fitness magazines, on Internet links and search engines, and by regular mail and e-mail.

We believe that the combination of an effective product and a commitment to customer satisfaction will advance our goal of making our product an appealing option for consumers and diet professionals seeking solutions for their weight management needs.

Subsequent Event. On October 4, 2002, we signed a Share Purchase Agreement with Transworld Benefits Inc., an insurance benefit company headquartered in Irvine, California, and its shareholders. Under the terms of this agreement, we anticipate issuing 4,500,000 shares of restricted common stock to Transworld in exchange for 100% of its issued and outstanding shares. Closing of this transaction is subject to us completing a financing to raise $500,000. Upon completion of the anticipated acquisition, we will have approximately 19,400,000 common shares outstanding. The shareholders and employees of Transworld have also negotiated an agreement to purchase 5,300,000 of our restricted common shares from Farline Venture Corporation, an entity controlled by William Iny, our former President and Director.

Transworld has developed a unique proprietary emergency travel assistance benefits package. Its "Above and Beyond" service product provides valuable assistance for travelers in cases of injury or death. A major component of its service is it will maintain exclusive relationships with a vast network of private executive aircrafts. Its target industries for the "Above and Beyond" service include funeral, insurance and credit card providers, as well as private associations.

Products. The Carb Fighter product is a fat neutralizing dietary supplement, a weight loss formula designed to help reduce dietary fat intake when eating high fat meals. It helps bind to dietary fat and works naturally with the digestive system to sweep away fatty material from the body. It is a vegetable based product that contains all natural products. It does not contain caffeine or any stimulants. We believe that we can provide a safe, effective, and easy to follow diet program meeting the needs of dieters, or consumers concerned about general health and fitness.

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

We believe that our target demographics will include mildly to medium overweight individuals, specifically, those individuals who are initiating a new diet for health reasons.

Patents and Proprietary Rights. We hold all intellectual property rights to the Carb Fighter product, including copyrights, the trademark "Carb Fighter", trade dress, product formula and patent rights. We have made Windmill Health Products an exclusive licensee of these rights for the United States and Canada.

Our Research and Development. Our research is dependent upon us being able to raise sufficient funds to support the research. Otherwise, we do not intend to engage in any research and development within the next twelve months.

Advertising and marketing. Our distributors intend to implement an advertising and marketing campaign to increase awareness of our product and to acquire new customers through multiple channels, including traditional and online advertising, direct marketing expansion and strengthening of strategic relationships. We will not be required to fund any media advertising, as part of our agreement with Windmill Consumer Products it will be a requirement that it promote, advertise and market our product.

We believe that the use of multiple marketing channels reduces reliance on any one source of customers, maximizes brand awareness and promotes customer loyalty. To accomplish this, our distributors have developed several strategies, which include:

     o Traditional and online advertising. Our distributors intend to pursue a traditional media-based advertising campaign that may include television, radio, print, outdoor and event-based advertising. Our distributors may purchase advertising in the health and nutrition magazines in which other diet producers have successfully advertised, including targeted online advertising to promote both our brand name and specific merchandising opportunities. Our distributors also intend to purchase additional banner and other forms of online advertising to create online awareness, reach new consumers and convert current diet product users into consumers of our product. We anticipate this online advertising will include targeted websites oriented to appropriate health and lifestyle groups, as well as broader campaigns on portals and mass audience websites.

     o Direct marketing. Our distributors intend to apply direct marketing techniques aimed at attracting and retaining customers. Direct mail programs will include e-mail offers to targeted audience segments, including special offers or promotions to current and prospective customers reached through the rental of mailing lists.

     o Consumer Articles. We hope to inspire awareness of our product by getting articles published. Specifically, we believe that diet articles or interviews that highlight our proposed products in traditional women's or health and fitness magazines will be highly effective in creating consumer awareness with key demographic groups.

Competition. The diet and weight loss industry is highly competitive, with numerous options available to consumers. Diet products are available through a number of channels, including retail, catalog/mail order, direct selling and, more recently, online commerce. Each of these channels offers a varying degree of convenience, selection, quality, information, price and privacy. Products that compete directly with our product include Cblock (marketed by Absolute Nutrition), Glycemet (marketed by Met-Rx) and Carbolyzer (marketed by Health & Nutrition), among others. We also compete indirectly with a variety of other products in the diet industry, including diet drinks, over-the-counter and prescription diet pills, weight loss clinics or programs such as Weight Watchers, and herbal supplements. Current and new competitors may be able to establish products at a relatively low cost and relatively quickly. Our competitors may operate in one or more distribution channels, including online commerce, retail stores, catalog operations or direct selling.

Our competitors have established retail distribution networks, effective marketing, and websites that offer their users a sense of community and support. We hope to market our product through similar distribution outlets, including traditional retail, health specialty stores, and online. Through our contemplated research and development, we hope to distinguish our product from others by achieving the support of the medical community, thus earning the trust of the dieting public.

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

We compete directly with other companies and businesses that have developed and are in the process of developing a platform for retail and Internet-based purchases of diet products, which will be competitive with our product. Many of these competitors have greater financial and other resources, and more experience in research and development, than us. There can be no assurance that other products, which are functionally equivalent or similar to our proposed products, are not marketed or will not be marketed.

Government Regulation of Our Proposed Products. Because the market for over-the-counter diet products is relatively new, there is little common law or regulatory guidance that clarifies the manner in which government regulation impacts sales, especially those made online. Governmental regulation may limit our sales or add significant additional costs to our business. The two principal federal agencies that regulate dietary supplements, including vitamins, nutritional supplements and minerals, are the Food and Drug Administration ("FDA") and the Federal Trade Commission ("FTC"). Among other matters, FDA regulations govern claims that assert the health or nutritional value of a product. Many FDA and FTC remedies and processes, including imposing civil penalties and commencing criminal prosecution, are available under federal statutes and regulations if product claims violate the law. Similar enforcement action may also result from noncompliance with other regulatory requirements, such as FDA labeling rules. The FDA also reviews some product claims that companies must submit for agency evaluation and may find them unacceptable. State, local and foreign authorities may also bring enforcement actions for violations of these laws. In addition, because we sell products outside the United States, our business is also subject to the risks associated with foreign legislation and regulations relating to exports.

We do not presently require any government approvals to promote our products, but that could change. The Food and Drug Administration, or FDA, administers the Dietary Supplement Health and Education Act of 1994. This law amended the Federal Food, Drug, and Cosmetic Act to define the term "dietary supplement" and establish a regulatory framework for dietary supplements. In doing so, Congress made 15 significant findings that emphasize the importance of diet and nutrition, including dietary supplement use, in promoting health and reducing the risk of disease. This law provides for broad access to dietary supplements for consumers and also recognizes that there is a need for a rational regulatory framework that provides FDA authority to remove from the market products that pose a "significant or unreasonable" risk to consumers or that are otherwise adulterated and to require that labeling for dietary supplements be accurate. Congress defined "dietary supplement" to mean products that are intended to supplement the diet that contain one or more of certain dietary ingredients, such as:

     o    a vitamin or a mineral,
     o    an herb or other botanical,
     o    an amino acid,
     o a dietary substance for use by man to supplement the diet by increasing the total dietary intake, or
     o    a concentrate, metabolite, constituent, or extract.

All dietary supplements must bear nutrition information entitled "Supplement Facts." This labeling is similar to nutrition content labeling for conventional foods but is tailored to the special characteristics of dietary supplements.

If a supplement contains a new dietary ingredient that has not been in the food supply, Congress required the manufacturer to notify the FDA at least 75 days before marketing, and to include in the notification the manufacturer's basis for its conclusion that a dietary supplement containing the ingredient will reasonably be expected to be safe. There is no requirement that we wait for a safety determination from the FDA before marketing our proposed product.

Government Regulation of Mail and Telephone Order Merchandise. The FTC, which is the government agency that regulates interstate commerce and oversees consumer protection laws, has established the Mail or Telephone Order Merchandise Rule concerning the handling of mail order or telephone shipments, payment and refunds. The FTC requires mail order companies to ship merchandise by the date promised, or within 30 days of receiving payment if none is specified. If a company cannot meet that deadline, the FTC's Mail or Telephone Order Merchandise Rule requires the company to "offer to the buyer, clearly and conspicuously and without prior demand, an option either to consent to a delay in shipping or to cancel the buyer's order and receive a prompt refund." There must be a "reasonable basis" and a notice of delay provided where there is a change in the shipping date. A "reasonable basis" is found if the merchant has, at the time of making the representation, such information as would under the circumstances satisfy a reasonable and prudent businessperson, acting in good faith, that the representation is true.

Government Regulation of Online Commerce. Online commerce is new and rapidly changing, and federal and state regulations relating to the Internet and online commerce are relatively new and evolving. Due to the increasing popularity of the Internet, it is possible that laws and regulations may be enacted to address issues such as user privacy, pricing, content, copyrights, distribution, antitrust matters and the quality of products and services. The adoption of these laws or regulations could reduce the rate of growth of the Internet, which could potentially decrease the usage of our website and could otherwise harm our business. In addition, the applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, libel, obscenity and personal privacy is uncertain. Most of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues of the Internet. New laws applicable to the Internet may impose substantial burdens on companies conducting online commerce. In addition, the growth and development of online commerce may prompt calls for more stringent consumer protection laws in the United States and abroad.

Employees. Besides our executive officers, we have no employees. We anticipate entering into an employment contract with Kathy Whyte. We are not a party to any collective bargaining agreements.

Facilities. Our corporate and administrative offices are now located at 3675 Pecos-McLeod, Suite 1400, Las Vegas, Nevada 89121.

ITEM 2.  DESCRIPTION OF PROPERTIES
----------------------------------

Property held by us. As of the date specified in the following table, we held the following property:

     ======================================
     Property                June 30, 2002
     -----------------      --------------
     Cash                       $14,654
     ======================================

Facilities. Our corporate and administrative offices are now located at 3675 Pecos-McLeod, Suite 1400, Las Vegas, Nevada 89121. We do not own any real property.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

No legal proceedings are threatened or pending against the Company or any of its officers or directors. Further, none of the Company's officers or directors or affiliates of the Company are parties against the Company or have any material interests in actions that are adverse to the Company's interests.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
--------------------------------------------------------------

Other than the following, no matters were submitted to a vote of the Company's shareholders during the fiscal year ended June 30, 2002:

On December 24, 2001 at a Special meeting of Shareholders, shareholders representing 17,076,851 shares declared a quorum for (i) the removal of Clifford Perlman, Director, Charles H. Stein Director/Chief Executive Officer and Daniel Melnick, Director and (ii) approval of the acquisition of Carb Fighter.

On June 14, 2002, 13,104,921 of our shareholders acted by written consent to approve the redemption of 11,250,000 of our shares previously issued to 649 shareholders in exchange for our delivery back to 649 of our interest in the Medslim Program.


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

Warrants. We have assumed the obligations of 649 with respect to its issued and outstanding warrants. 649 has 1,642,300 warrants issued and outstanding, each of which represents the right to purchase one share of 649's common stock for $1.00. All of the warrants in 649 expire by their own terms in December 2002. Because we have entered into an assumption agreement with 649 whereby we will assume 649's obligations related to the warrants, the warrants represent the right to purchase stock in the company pursuant to the same terms and conditions specified above.

Options. We currently have no options outstanding.

Stock Split. On or about July 19, 2001, we effectuated a forward stock split at a ratio of 3.814289941:1.

Dividends. There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

We participate on the Over-The-Counter Bulletin Board Electronic Quotation Service, an Internet-based, real-time quotation service for OTC equities and bonds for market makers and brokers. We trade under the symbol "TWLO." The published closing bid and ask quotations for each quarter since we began such participation are:

                             BID PRICES                      ASK PRICES
                       HIGH               LOW          HIGH               LOW
                       ----               ---          ----               ---
2001
----
June 1 through         NONE              NONE          NONE              NONE
   June 29 (first
   available)
July 2 through          .15               .01          NONE              NONE
   July 25
July 26 through        6.00               .01          6.10              2.65
   Sept. 28 (after
   3.814289941:1
   split)
Oct.1 through          2.40               .20          2.47               .30
   Dec. 31
2002
----
Jan. 2 through          .45               .35           .56               .51
   Mar. 28
Apr. 1 through          .35               .18           .51               .30
   June 28

The foregoing figures were furnished to us by Pink Sheets, LLC. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of June 30, 2002, the Company had 44 shareholders holding 14,534,600 common shares. Of the issued and outstanding common stock, 7,170,865 are free trading, the balance are "restricted securities" shares as that term is defined in Rule 144 promulgated by the Securities and Exchange Commission.

There is only a limited public market for shares of our common stock. We cannot guaranty that an active public market will develop or be sustained. Therefore, investors may not be able to find purchasers for their shares of our common stock. Should there develop a significant market for our shares, the market price for those shares may be significantly affected by such factors as our financial results and introduction of new products and services. Factors such as announcements of new or enhanced products by us or our competitors and quarter-to-quarter variations in our results of operations, as well as market conditions in the high technology sector may have a significant impact on the market price of our shares. Further, the stock market has experienced extreme volatility that has particularly affected the market prices of stock of many companies and that often has been unrelated or disproportionate to the operating performance of those companies.

Penny Stock Regulation. Shares of our common stock will probably be subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00, except for securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

     o a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
     o a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
     o    a brief, clear,  narrative  description of a dealer market,  including

          "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
     o    a toll-free telephone number for inquiries on disciplinary actions;
     o definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
     o such other information and is in such form, including language, type, size and format, as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

     o    the bid and offer quotations for the penny stock;
     o the compensation of the broker-dealer and its salesperson in the transaction;
     o the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
     o monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

There have been no sales of unregistered securities within the period of the report, which would be required to be disclosed pursuant to Item 701 of Regulation S-B.

Securities Authorized For Issuance Under Equity Compensation Plans. None.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

General

The Company is a development stage company engaged in the development, marketing and sale of weight loss products. The Company has been engaged in this line of business since 2001, and was previously in the business of mineral exploration.

Plan of Operation

Our plan of operation is materially dependent on our ability to raise capital to bring our products to the public. On February 22, 2002, we entered into a Royalty Agreement with Windmill Health Products, a division of Vitaquest International, who will market, distribute, and sell our product. We plan on focusing our efforts in the following areas:

     o initial product and marketing strategy development, including investigating strategic relationships with healthcare product manufacturers and distributors;
     o establishing office facilities and hiring sales, administrative and support staff to support and sustain prolonged growth.

If we are able to initiate operations and generate revenues, we anticipate that those revenues will be used to help market our proposed products and provide us with working capital and pay our legal and accounting fees for the next twelve months. If we generate those revenues, then we expect that our expenses for the next twelve months will be approximately $300,000. If we are unable to generate revenues, then we anticipate that our expenses for the next twelve months will be limited to the day-to-day expenditures necessary to conduct business such as administrative expenses.

In the opinion of management, available funds will satisfy our working capital requirements through November 2002. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We anticipate that we will need to raise additional capital to develop and conduct our operations from November 2002 on. Such additional capital may be raised through public or private financing as well as borrowings and other sources. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we believe that our officers and directors will seek to contribute funds and pay for incurred expenses. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues.

We do not anticipate that we will purchase or sell any significant equipment in the next six to twelve months unless we generate significant revenues.

We do anticipate that we will hire employees in the next nine to twelve months. We believe our future success depends in a large part upon the continued service of our key personnel. Our officers and directors will only be paid if and when we can generate sufficient revenue after payment of our day-to-day working expenses, including the payment of legal and accounting fees.

Subsequent Event. On October 4, 2002, we signed a Share Purchase Agreement with Transworld Benefits Inc., an insurance benefit company headquartered in Irvine, California, and its shareholders. Under the terms of this agreement, we anticipate issuing 4,500,000 shares of restricted common stock to Transworld in exchange for 100% of its issued and outstanding shares. Closing of this transaction is subject to us completing a financing to raise $500,000. Upon completion of the anticipated acquisition, we will have approximately 19,400,000 common shares outstanding. The shareholders and employees of Transworld have also negotiated an agreement to purchase 5,300,000 of our restricted common shares from Farline Venture Corporation, an entity controlled by William Iny, our former President and Director.

Transworld has developed a unique proprietary emergency travel assistance benefits package. Its "Above and Beyond" service product provides valuable assistance for travelers in cases of injury or death. A major component of its service is it will maintain exclusive relationships with a vast network of private executive aircrafts. Its target industries for the "Above and Beyond" service include funeral, insurance and credit card providers, as well as private associations.

Liquidity and Capital Resources

During the fiscal year ended June 30, 2002, the Company funded its operations primarily with cash on hand and funds raised during 2001 in private stock offerings and borrowed funds against promissory notes during 2002.

     As of June 30, 2002, the Company had cash on hand of $ 14,654.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------


















                         THINKA WEIGHT-LOSS CORPORATION
                        (Formerly Encore Ventures, Inc.)
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS


                                  JUNE 30, 2002
                            (Stated in U.S. Dollars)

                                                           M O R G A N
                                                         &
                                                           C O M P A N Y
                                                           CHARTERED ACCOUNTANTS

                                AUDITORS' REPORT




To the Shareholders of
Thinka Weight-Loss Corporation
(Formerly Encore Ventures, Inc.)
(A development stage company)

We have audited the balance sheets of Thinka Weight-Loss Corporation (formerly Encore Ventures, Inc.) (a development stage company) as at June 30, 2002 and June 30, 2001, and the statements of loss and deficit accumulated during the development stage, cash flows and stockholders' equity for the year ended June 30, 2002, for the two month period ended June 30, 2001, for the year ended April 30, 2001, and for the period from September 14, 1999 (date of inception) to June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States of America generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2002 and June 30, 2001, and the results of its operations, cash flows, and changes in stockholders' equity for the year ended June 30, 2002, for the two month period ended June 30, 2001, for the year ended April 30, 2001, and for the period from September 14, 1999 (date of inception) to June 30, 2002, in accordance with United States of America generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1(c) to the financial statements, the Company incurred a net loss of $497,371 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its development activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1(c). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Vancouver, Canada                                           "Morgan & Company"

September 30, 2002                                         Chartered Accountants
Tel: (604) 687-5841           MEMBER OF            P.O. Box 10007 Pacific Centre
Fax: (604) 687-0075            [LOGO]       Suite 1488 - 700 West Georgia Street
www.morgan-cas.com              ACPA                    Vancouver, B.C.  V7Y 1A1
                            INTERNATIONAL

                         THINKA WEIGHT-LOSS CORPORATION
                        (Formerly Encore Ventures, Inc.)
                          (A Development Stage Company)

                                 BALANCE SHEETS
                            (Stated in U.S. Dollars)


-----------------------------------------------------------------------------------------------------
                                                                                JUNE 30
                                                                         2002              2001
-----------------------------------------------------------------------------------------------------

ASSETS

Current
     Cash                                                          $       14,654    $       15,198
     Prepaid expenses                                                       1,979              -
                                                                   ----------------------------------
                                                                           16,633            15,198

Equipment (Note 4)                                                          2,470              -
Intangible Asset (Note 5)                                                 250,000              -
                                                                   ----------------------------------

                                                                   $      269,103    $       15,198
=====================================================================================================

LIABILITIES

Current
     Accounts payable and accrued liabilities                      $       11,100    $        9,516
     Notes payable (Note 6)                                                89,500              -
                                                                   ----------------------------------
                                                                          100,600             9,516
                                                                   ----------------------------------

STOCKHOLDERS' EQUITY

Capital Stock
     Authorized:
         100,000,000 Common shares, par value $0.001 per share

     Issued and outstanding:
          14,534,600 Common shares at June 30, 2002 and
           3,380,000 Common shares at June 30, 2001                        14,534             3,380

     Additional paid-in capital                                           651,340            91,120

Deficit Accumulated During The Development Stage
                                                                         (497,371)          (88,818)
                                                                   ----------------------------------
                                                                          168,503             5,682
                                                                   ----------------------------------

                                                                   $      269,103    $       15,198
=====================================================================================================

                         THINKA WEIGHT-LOSS CORPORATION
                        (Formerly Encore Ventures, Inc.)
                          (A Development Stage Company)

                         STATEMENTS OF LOSS AND DEFICIT
                            (Stated in U.S. Dollars)


-------------------------------------------------------------------------------------------------------------------------
                                                                          TWO                                INCEPTION
                                                      YEAR              MONTHS              YEAR           SEPTEMBER 14
                                                      ENDED              ENDED              ENDED             1999 TO
                                                     JUNE 30            JUNE 30           APRIL 30            JUNE 30
                                                      2002               2001               2001               2002
-------------------------------------------------------------------------------------------------------------------------

Expenses
     Consulting fees                            $      191,615     $        5,000     $        1,000     $      197,615
     Depreciation                                          692               -                  -                   692
     Grants                                             10,000               -                  -                10,000
     Mineral property option payments
                                                          -                  -                   666             25,666
     Office administration and sundry
                                                        79,058              2,016             10,049             95,189
     Professional fees                                 116,834                736             35,424            158,528
     Stock transfer services                            12,770               -                 1,390             14,160
                                                -------------------------------------------------------------------------
                                                       410,969              7,752             48,529            501,850

Income
     Interest                                           (2,416)              (103)            (1,960)            (4,479)
                                                -------------------------------------------------------------------------

Net Loss For The Period                                408,553              7,649             46,569     $      497,371
                                                                                                         ================

Deficit Accumulated During The
  Development Stage, Beginning
  Of Period                                             88,818             81,169             34,600
                                                -------------------------------------------------------------------------

Deficit Accumulated During The
   Development Stage, End Of
   Period                                       $      497,371     $       88,818     $       81,169
======================================================================================================


Basic And Diluted Loss Per
  Share                                         $        (0.02)    $        (0.01)    $        (0.01)
======================================================================================================


Weighted Average Number Of
  Shares Outstanding                                22,980,050          3,380,000          3,380,000
======================================================================================================

                         THINKA WEIGHT-LOSS CORPORATION
                        (Formerly Encore Ventures, Inc.)
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                            (Stated in U.S. Dollars)


----------------------------------------------------------------------------------------------------------------------------
                                                                          TWO                              INCEPTION
                                                        YEAR             MONTHS             YEAR          SEPTEMBER 14
                                                       ENDED              ENDED             ENDED            1999 TO
                                                      JUNE 30            JUNE 30          APRIL 30           JUNE 30
                                                        2002              2001              2001              2002
------------------------------------------------------------------------------------------------------------------------

Cash Flows From Operating Activity
     Net loss for the period                      $     (408,553)   $       (7,649)   $      (46,569)   $     (497,371)

Adjustments To Reconcile Net Loss To Net Cash
  Used By Operating Activity
     Depreciation                                            692              -                 -                  692
     (Increase) Decrease in prepaid expenses
                                                          49,262              -                 -               49,262
     Increase (Decrease) in accounts payable
       and accrued liabilities                             1,584              (453)            7,952            11,100
                                                  ----------------------------------------------------------------------
                                                        (357,015)           (8,102)          (38,617)         (436,317)
                                                  ----------------------------------------------------------------------

Cash Flows From Investing Activity
     Purchase of intangible asset                       (250,000)             -                 -             (250,000)
                                                  ----------------------------------------------------------------------

Cash Flows From Financing Activities
     Proceeds from issuance of notes
       payable                                            89,500              -                 -               89,500
     Proceeds from issuance of common stock
                                                            -                 -                 -               94,500
                                                  ----------------------------------------------------------------------
                                                          89,500              -                 -              184,000
                                                  ----------------------------------------------------------------------

(Decrease) In Cash                                      (517,515)           (8,102)          (38,617)         (531,625)

Cash, Beginning Of Period                                 15,198            23,300            61,917              -

Cash Acquired On Asset Acquisition                       516,971              -                 -              516,971
                                                  ----------------------------------------------------------------------

Cash, End Of Period                               $       14,654    $       15,198    $       23,300    $       14,654
========================================================================================================================

Supplemental Disclosure Of Non-Cash
  Financing And Investing Activities
     Stock issued for asset acquisition           $      577,874    $         -       $         -       $      577,874
========================================================================================================================

     Stock cancelled related to asset
       acquisition                                $       (6,500)   $         -       $         -       $       (6,500)
========================================================================================================================

                         THINKA WEIGHT-LOSS CORPORATION
                        (Formerly Encore Ventures, Inc.)
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                  JUNE 30, 2002
                            (Stated in U.S. Dollars)


                                                        COMMON STOCK                        DEFICIT
                                     --------------------------------------------------   ACCUMULATED
                                                                          ADDITIONAL       DURING THE
                                                                           PAID-IN        DEVELOPMENT
                                          SHARES           AMOUNT          CAPITAL           STAGE           TOTAL
                                     ----------------------------------------------------------------------------------

Shares issued for cash
  at $0.001 (December 1999)                1,500,000   $        1,500   $        -      $        -      $       1,500

Shares issued for cash
  at $0.01 (January 2000)                  1,500,000            1,500          13,500            -             15,000
Shares issued for cash
  at $0.10 (February 2000)                   280,000              280          27,720            -             28,000

Shares issued for cash
  at $0.50 (April 2000)                      100,000              100          49,900            -             50,000
Net loss for the period                         -                -               -            (34,600)        (34,600)
                                     ----------------------------------------------------------------------------------

Balance, April 30, 2000                    3,380,000            3,380          91,120         (34,600)         59,900

Net loss for the year                           -                -               -            (46,569)        (46,569)
                                     ----------------------------------------------------------------------------------

Balance, April 30, 2001                    3,380,000            3,380          91,120         (81,169)         13,331

Net loss for the period                         -                -               -             (7,649)         (7,649)
                                     ----------------------------------------------------------------------------------

Balance, June 30, 2001                     3,380,000            3,380          91,120         (88,818)          5,682

Forward stock split 3.8:1 (July
  2001)                                    9,512,300            9,512          (9,512)           -               -
Shares issued for acquisition of
  assets (July 2001)                      12,892,300           12,892         564,982            -            577,874

Shares cancelled (June 2002)             (11,250,000)         (11,250)          4,750            -             (6,500)

Net loss for the year                           -                -               -           (408,553)       (408,553)
                                     ----------------------------------------------------------------------------------

Balance, June 30, 2002                    14,534,600   $       14,534   $     651,340   $    (497,371)  $     168,503
                                     ==================================================================================

                         THINKA WEIGHT-LOSS CORPORATION
                        (Formerly Encore Ventures, Inc.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                            (Stated in U.S. Dollars)


1.   NATURE OF OPERATIONS
-------------------------

     a)   Organization

          The Company was incorporated in the State of Nevada, U.S.A. on September 14, 1999. During the period ended June 30, 2001, the Company's year end was changed from April 30, 2001 to June 30, 2001.

          On July 19, 2001, the Company completed a forward stock split at a ratio of 3.8:1 which increased the issued and outstanding common shares from 3,380,000 shares to 12,892,300 shares.

          On August 8, 2001, the Company changed its name to Thinka Weight-Loss Corporation.

     b)   Development Stage Activities

          Thinka Weight-Loss Corporation (the "Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. The Company holds the proprietary rights to a weight loss product that acts as an appetite reducing agent while providing proper nutritional requirements. Management's intention is to market the product to the mild to moderately overweight individual.

          In prior years, the Company had been primarily engaged in the acquisition and exploration of mining properties, and was classified as an exploration stage company.

     c)   Going Concern

          The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

          As shown in the accompanying financial statements, the Company has incurred a net loss of $497,371 for the period from September 14, 1999 (inception) to June 30, 2002, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                         THINKA WEIGHT-LOSS CORPORATION
                        (Formerly Encore Ventures, Inc.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                            (Stated in U.S. Dollars)


2.   SIGNIFICANT ACCOUNTING POLICIES
------------------------------------

     The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

     The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

     a)   Cash and Cash Equivalents

          For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

     b)   Office Equipment

          Office equipment is recorded at cost and amortized on a straight line basis over its estimated economic life of five years.

     c)   Intangible Asset

          The Company continually monitors its intangible assets to determine whether any impairment has occurred. In making such determination with respect to these assets, the Company evaluates the performance on an undiscounted cash flow basis, of the intangible assets or group of assets, which gave rise to an asset's carrying amount. Should impairment be identified, a loss would be reported to the extent that the carrying value of the related intangible asset exceeds the fair value of that intangible asset using the discounted cash flow method. The Company has not amortized intangible assets as operations have not commenced.

                         THINKA WEIGHT-LOSS CORPORATION
                        (Formerly Encore Ventures, Inc.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                            (Stated in U.S. Dollars)


2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)
------------------------------------------------

     d)   Basic and Diluted Loss Per Share

          In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2002, the Company has 1,642,300 of common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

     e)   Income Taxes

          The Company accounts for income taxes under SFAS No. 109 - "Accounting for Income Taxes". Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

     f)   Financial Instruments and Concentration of Risk

          Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts payable and accrued liabilities, and notes payable. At June 30, 2002, the fair market value of these instruments approximated their financial statement carrying amount due to the short-term maturity of these instruments.

     g)   Mineral Property Option Payments and Exploration Costs

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

                         THINKA WEIGHT-LOSS CORPORATION
                        (Formerly Encore Ventures, Inc.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                            (Stated in U.S. Dollars)


2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)
------------------------------------------------

     h) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

          The Company reviews long-lived assets and including identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     i)   Recent Accounting Pronouncements

          In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 - "Business Combinations", and SFAS No. 142 - "Goodwill and Other Intangible Assets". SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed annually, or more frequently if impairment indicators arise, for impairment. The Company is required to adopt SFAS No. 142 on July 1, 2002. The Company does not believe the adoption of SFAS Nos. 141 and 142 will have a material effect on its financial statements.

          In August 2001, the FASB issued SFAS No. 143 - "Accounting for Asset Retirement Obligations". SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. The Company is required to adopt SFAS No. 143 on July 1, 2002, and it does not believe the adoption of SFAS No. 143 will have a material effect on its financial statements.

          In October 2001, the FASB issued SFAS No. 144 - "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and provides a single accounting model for long-lived assets to be disposed of. The Company is required to adopt SFAS No. 144 on July 1, 2002, and it does not believe the adoption of SFAS No. 144 will have a material effect on its financial statements.

                         THINKA WEIGHT-LOSS CORPORATION
                        (Formerly Encore Ventures, Inc.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                            (Stated in U.S. Dollars)


3.   ACQUISITION OF ASSETS
--------------------------

     On July 30, 2001, the Company entered into an Asset Purchase and Sale Agreement to acquire all the assets of Six Forty-Nine Incorporated ("649"), a Nevada corporation, by issuing 12,892,300 common shares of the Company.

     The asset acquisition is summarized as follows:

        Current assets (including cash of $516,971)           $     568,212
        Equipment, net                                                3,162
        Intangible asset - Medslim Program                            6,500
                                                              ---------------

        Total consideration                                   $     577,874
                                                              ===============

     Since the July 30, 2001 transaction resulted in the former shareholders of 649 acquiring control of Thinka Weight-Loss Corporation ("Thinka"), the transaction, which is referred to as a "reverse take-over", was treated for financial reporting purposes as an acquisition by 649 of the net assets and liabilities of Thinka. 649 was deemed to be the purchaser for accounting purposes. Consequently, the quarterly unaudited interim financial statements were presented on a consolidated basis for the periods ended September 30, 2001, December 31, 2001 and March 31, 2002.

     On June 28, 2002, the Company entered into a stock redemption agreement with 649 to have 11,250,000 common shares returned and cancelled. As consideration for the redemption and cancellation of the 11,250,000 common shares, the intangible asset comprising the "Medslim Program" was returned to 649.

     As a result of the June 28, 2002 transaction, the former shareholders of 649 are no longer deemed to have acquired control of Thinka and the financial statements are now presented on a non-consolidated basis.


4.   EQUIPMENT
--------------

     A summary of equipment is as follows:

                                                        2002          2001
                                                    --------------------------

    Office equipment                                $     3,162   $       -
    Less:  Accumulated depreciation                        (692)          -
                                                    --------------------------

                                                    $     2,470   $       -
                                                    ==========================

                         THINKA WEIGHT-LOSS CORPORATION
                        (Formerly Encore Ventures, Inc.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                            (Stated in U.S. Dollars)


5.   INTANGIBLE ASSET
---------------------

     On January 31, 2002, the Company entered into an Asset Purchase Agreement to acquire all the rights to the intellectual property known as "Carb Fighter". The total cash consideration paid was $250,000.

     The intangible asset represents the purchase of all the license rights, title, patents, and interest to certain proprietary formulas.


6.   NOTES PAYABLE
------------------

     Notes payable are unsecured, due on demand and bear interest at Bank of America prime rate less 2%.


7.   COMMITMENTS
----------------

     On July 31, 2001, the Company assumed the obligation from Six Forty-Nine Incorporated ("649") to issue up to 1,642,300 common shares of the Company on the exercise of 1,642,300 warrants issued by 649 with an exercise price of $1.00 per share, expiring December 2, 2002.

     The Company had entered into an agreement with its former president to provide management services for a one year term at $750 per month, expiring December 31, 2001. During the year ended June 30, 2002, this agreement was terminated.


8.   INCOME TAXES
-----------------

     At June 30, 2002, the Company has accumulated net operating losses totalling $497,000 which are available to reduce taxable income in future taxation years. These losses expire as follows:

                             2022     $     408,000
                             2021            56,000
                             2020            33,000
                                      ---------------

                                      $     497,000
                                      ===============

     The future income tax asset related to these losses have not been recorded in the financial statements as it is more likely than not that the assets will not be realized and a full valuation allowance has been made.

                         THINKA WEIGHT-LOSS CORPORATION
                        (Formerly Encore Ventures, Inc.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                            (Stated in U.S. Dollars)


9.   RELATED PARTY TRANSACTIONS
-------------------------------

     During the year ended June 30, 2002, the Company incurred the following expenses charged by entities controlled by either shareholders, directors and officers, or by individuals in their capacity as directors or officers:

                                                      2002            2001
                                                 ------------------------------

      Consulting                                 $    118,490    $       -
      Management fees                                    -              1,500
                                                 ------------------------------

                                                 $    118,490    $      1,500
                                                 ==============================

     These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties, and are on term and conditions similar to non-related entities.


10.  MINERAL PROPERTY INTEREST
------------------------------

     The Company held an option agreement to acquire a 90% interest in a mineral claim block located in the Watson Lake Mining District, Yukon Territories, Canada, for consideration consisting of staged cash payments ($25,000 paid) and exploration expenditures totalling $200,000 by December 31, 2002.

     The option agreement was terminated on July 16, 2001 with the agreement of both parties. The Company is no longer pursuing mineral exploration activities and has focused on developing new business opportunities.

                              ENCORE VENTURES, INC.
                         (An Exploration Stage Company)


                              FINANCIAL STATEMENTS


                                  JUNE 30, 2001
                            (Stated in U.S. Dollars)

                                                           M O R G A N
                                                         & C O M P A N Y
                                                           CHARTERED ACCOUNTANTS

                                AUDITORS' REPORT




To the Shareholders of
Encore Ventures, Inc.
(An exploration stage company)


We have audited the balance sheets of Encore Ventures, Inc. (an exploration stage company) as at June 30, 2001 and April 30, 2001, and the statements of loss and deficit accumulated during the exploration stage, cash flows and stockholders' equity for the two month period ended June 30, 2001, for the year ended April 30, 2001, and for the period from September 14, 1999 (date of inception) to June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States of America generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2001 and April 30, 2001, and the results of its operations, cash flows, and changes in stockholders' equity for the two month period ended June 30, 2001, for the year ended April 30, 2001, and for the period from September 14, 1999 (date of inception) to June 30, 2002, in accordance with United States of America generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1(c) to the financial statements, the Company incurred a net loss of $88,818 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its development activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1(c). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Vancouver, Canada                                             "Morgan & Company"

September 30, 2002                                         Chartered Accountants
Tel: (604) 687-5841           MEMBER OF            P.O. Box 10007 Pacific Centre
Fax: (604) 687-0075            [LOGO]       Suite 1488 - 700 West Georgia Street
www.morgan-cas.com              ACPA                    Vancouver, B.C.  V7Y 1A1
                            INTERNATIONAL

                              ENCORE VENTURES, INC.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS
                            (Stated in U.S. Dollars)


------------------------------------------------------------------------------------------------------
                                                                       JUNE 30            APRIL 30
                                                                         2001               2001
------------------------------------------------------------------------------------------------------

ASSETS

Current
     Cash                                                          $       15,198     $       23,300

Mineral Property Interest (Note 3)                                           -                  -
                                                                   -----------------------------------

                                                                   $       15,198     $       23,300
======================================================================================================

LIABILITIES

Current
     Accounts payable and accrued liabilities                      $        9,516     $        9,969
                                                                   -----------------------------------

STOCKHOLDERS' EQUITY

Capital Stock
     Authorized:
         100,000,000 Common shares, par value $0.001 per share
     Issued and outstanding:
           3,380,000 Common shares                                          3,380              3,380

     Additional paid-in capital                                            91,120             91,120

Deficit Accumulated During The Exploration Stage                          (88,818)           (81,169)
                                                                   -----------------------------------
                                                                            5,682             13,331
                                                                   -----------------------------------

                                                                   $       15,198     $       23,300
======================================================================================================

                              ENCORE VENTURES, INC.
                         (An Exploration Stage Company)

                         STATEMENTS OF LOSS AND DEFICIT
                            (Stated in U.S. Dollars)


----------------------------------------------------------------------------------------------------------------
                                                                   TWO                             INCEPTION
                                                                 MONTHS             YEAR          SEPTEMBER 14
                                                                  ENDED            ENDED            1999 TO
                                                                 JUNE 30          APRIL 30          JUNE 30
                                                                  2001              2001              2001
----------------------------------------------------------------------------------------------------------------

Expenses
     Consulting fees                                        $        5,000    $       1,000     $        6,000
     Mineral property option payments                                 -                 666             25,666
     Office administration and sundry                                2,016           10,049             16,131
     Professional fees                                                 736           35,424             41,694
     Stock transfer services                                          -               1,390              1,390
                                                            ----------------------------------------------------
                                                                     7,752           48,529             90,881

Income
     Interest                                                         (103)          (1,960)            (2,063)
                                                            ----------------------------------------------------

Net Loss For The Period                                              7,649           46,569     $       88,818
                                                                                                ================
Deficit Accumulated During The
  Exploration Stage, Beginning Of Period                            81,169           34,600
                                                            ---------------------------------
Deficit Accumulated During The
  Exploration Stage, End Of Period                          $       88,818    $      81,169
=============================================================================================

Basic and Diluted Loss Per Share                            $        (0.01)   $       (0.01)
=============================================================================================

Weighted Average Number Of Shares
  Outstanding                                                    3,380,000        3,380,000
=============================================================================================

                              ENCORE VENTURES, INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS
                            (Stated in U.S. Dollars)


-------------------------------------------------------------------------------------------------
                                                    TWO                             INCEPTION
                                                  MONTHS             YEAR          SEPTEMBER 14
                                                   ENDED             ENDED           1999 TO
                                                 JUNE 30           APRIL 30          JUNE 30
                                                   2001              2001              2001
-------------------------------------------------------------------------------------------------

Cash Flows From Operating Activity
     Net loss for the period                 $       (7,649)   $      (46,569)   $      (88,818)

Adjustments To Reconcile Net Loss To Net
  Cash Used By Operating Activity
     Change in accounts payable                        (453)            7,952             9,516
                                             ----------------------------------------------------
                                                     (8,102)          (38,617)          (79,302)
                                             ----------------------------------------------------

Cash Flows From Financing Activity
     Share capital issued                              -                 -               94,500
                                             ----------------------------------------------------

Increase (Decrease) In Cash                          (8,102)          (38,617)           15,198

Cash, Beginning Of Period                            23,300            61,917              -
                                             ----------------------------------------------------

Cash, End Of Period                          $       15,198    $       23,300    $       15,198
=================================================================================================

                              ENCORE VENTURES, INC.
                         (An Exploration Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                  JUNE 30, 2001
                            (Stated in U.S. Dollars)


                                             COMMON STOCK                       DEFICIT
                            ----------------------------------------------    ACCUMULATED
                                                               ADDITIONAL      DURING THE
                                                                PAID-IN       DEVELOPMENT
                                 SHARES          AMOUNT         CAPITAL          STAGE           TOTAL
                            --------------------------------------------------------------------------------

Shares issued for cash
  at $0.001                      1,500,000    $     1,500   $        -      $         -       $      1,500

Shares issued for cash
  at $0.01                       1,500,000          1,500          13,500             -             15,000

Shares issued for cash
  at $0.10                         280,000            280          27,720             -             28,000

Shares issued for cash
  at $0.50                         100,000            100          49,900             -             50,000

Net loss for the period               -              -               -             (34,600)        (34,600)
                            --------------------------------------------------------------------------------

Balance, April 30, 2000          3,380,000          3,380          91,120          (34,600)         59,900

Net loss for the year                 -              -               -             (46,569)        (46,569)
                            --------------------------------------------------------------------------------

Balance, April 30, 2001          3,380,000          3,380          91,120          (81,169)         13,331

Net loss for the period               -              -               -              (7,649)         (7,649)
                            --------------------------------------------------------------------------------

Balance, June 30, 2001           3,380,000    $     3,380   $      91,120   $      (88,818)   $      5,682
                            ================================================================================

                              ENCORE VENTURES, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001
                            (Stated in U.S. Dollars)


1.   NATURE OF OPERATIONS
-------------------------

     a)   Organization

          The Company was incorporated in the State of Nevada, U.S.A. on September 14, 1999. During the period, the Company's year end was changed from April 30, 2001 to June 30, 2001.

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

          As shown in the accompanying financial statements, the Company has incurred a net loss of $88,818 for the period from September 14, 1999 (inception) to June 30, 2001, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


2.   SIGNIFICANT ACCOUNTING POLICIES
------------------------------------

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

     The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

                              ENCORE VENTURES, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001
                            (Stated in U.S. Dollars)


2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)
------------------------------------------------

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

                              ENCORE VENTURES, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001
                            (Stated in U.S. Dollars)


3.   MINERAL PROPERTY INTEREST
------------------------------

     The Company holds an option agreement to acquire a 90% interest in a mineral claim block located in the Watson Lake Mining District, Yukon Territories, Canada, for consideration consisting of staged cash payments ($25,000 paid) and exploration expenditures totalling $200,000 by December 31, 2002.

     The option agreement was terminated on July 16, 2001 with the agreement of both parties. The Company is no longer pursuing mineral exploration activities and has focused on developing new business opportunities.


4.   COMMITMENT
---------------

     The Company has entered into an agreement with its president to provide management services for a one year term at $750 per month, expiring
     December 31, 2001. Subsequent to June 30, 2001, this agreement was terminated.


5.   SUBSEQUENT EVENTS
----------------------

     On July 19, 2001, the Company completed a forward stock split at a ratio of 3.8:1 which increased the issued and outstanding common shares from 3,380,000 shares to 12,892,300 shares.

     On July 30, 2001, Encore Ventures, Inc. ("Encore") entered into an Asset Purchase and Sale Agreement with Six Forty-Nine Incorporated ("Six Forty-Nine") and acquired 100% of the assets of Six Forty-Nine by issuing 12,892,300 common shares. On June 28, 2002, the Company entered into a stock redemption agreement with Six Forty-Nine to have 11,250,000 common shares returned and cancelled. As consideration for the redemption and cancellation of the 11,250,000 common stock, the Company relinquished its interest in an intangible asset known as the "Medslim Program".

     On August 8, 2001, the Company changed its name to Thinka Weight-Loss Corporation.

ITEM 8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures of financial disclosure.


ITEM 9.  DIRECTORS  AND  EXECUTIVE  OFFICERS,  PROMOTERS,  AND CONTROL  PERSONS;
--------------------------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         -------------------------------------------------

The following table sets forth as of October 7, 2001, the name, age, and position of each executive officer and director.

Name                   Age                Position
------------------------------------------------------------------------
Stacey Lauridia        33                 President and Director

Dr. Louis Scarrone     79                 Chairman of the Board of
                                          Directors

George Lois            71                 Vice Chairman of the Board of
                                          Directors

Kathy Whyte            45                 Secretary, Treasurer and
                                          Director

Stacey Lauridia. Ms. Lauridia has been our President and a member of our Board of Directors since July 2001. Ms. Lauridia manages all aspects of our operations and currently devotes approximately 40 hours per week to our business. Since 2000, Ms. Lauridia has served as a consultant to several corporations in the nutritional and communications sectors, and has experience in the nutritional supplement field. She consulted with Visual Interactive Phone Concepts, Inc. in marketing and corporate development and helped secure the prototype screenphone device for that company; she also assisted in planning marketing strategy and located the company's first licensing client. She also consulted for Hand Trade.com and secured an exclusive licensing contract for that company to utilize certain wireless patented technology, while also assisting in formulating the company's marketing strategy for its hand-held palm product. She also served as a consultant to Medslim, where she assisted Dr. Scarrone in researching and developing nutritional products and acted as a liason between Medslim and Garden State Nutritionals, a division of Vitaquest International of New Jersey, which further developed Dr. Scarrone's nutritional products. From 1999 to 2000, Ms. Lauridia performed corporate development services for Visual Interactive Phone Concepts, Inc. From 1996 to 1998, Ms. Lauridia was a research assistant for the Psycho-Physiology Laboratory at State University of New York - Stony Brook, where she received awards for her independent research. From 1993 to 1995, she was Marketing Director for Ultra Herbal Power Slim, Inc. While an executive at DynaTech Nutritionals (from 1993 to 1995), Ms. Lauridia worked on the creation of a formula for that company's first successful product, the Ultra Herbal Power Slim Weight Loss product; she also set up a marketing program for that product and engaged the services of a major celebrity endorser, Rocky Aioki, the founder of the Benihana restaurant chain. Ms. Lauridia earned her Bachelor's Degree in Psychology from the State University of New York - Stony Brook in 1998. Ms. Lauridia has not been a director of any other reporting company.

Dr. Louis Scarrone. Dr. Scarrone has been Chairman of our Board of Directors since July 2001. Dr. Scarrone earned his Doctorate in Medicine from Yale Medical School in 1948, and his Bachelor of Science Degree from Wesleyan University in 1945. Dr. Scarrone is the creator of the Thinka Weight Loss System and has researched diet products and appetite control through diet modification for over 30 years. Dr. Scarrone was the co-creator of the Atkins Diet along with Dr. Robert C. Atkins. Dr. Scarrone graduated from Yale University School of Medicine and served his internship at Bellevue Hospital in New York and residency at Columbia University Research Service, Goldwater Memorial Hospital in New York. His medical research started when he received a Research Fellowship Award from the American Heart Association. His work has been published in the prestigious New England Journal of Medicine. Dr. Scarrone has not been a director of any other reporting company.

George Lois. Mr. Lois has been Vice Chairman of our Board of Directors since July 2001. Mr. Lois has been in the advertising industry for many years. From 1979 to 1999, Mr. Lois was the director and founder of Lois USA, a full-service advertising agency with offices in New York, Chicago, Houston, and Los Angeles, serving these industries: automotive, business-to-business, consumer products and services, financial services, healthcare, high-tech, retail, telecommunications, and travel and hospitality. From 1968 to 1978, he was President and Creative Director of Lois Howard Callaway, and a Partner and Creative Director at Papert, Koenig Lois from 1960 to 1967. Mr. Lois is the youngest inductee into the Art Directors Hall of Fame, and provided marketing services to: Tommy Hilfiger, USA Today, ESPN, MTV and Lean Cuisine, to name a few. Mr. Lois is the author of books on advertising and the use of mass media. Mr. Lois has not been a director of any other reporting company.

Kathy Whyte. Ms. Whyte has been our Secretary, Treasurer and a member of our Board of Directors since July 2001. From 1998 to the present, Ms. Whyte has worked in the corporate administrative field for various companies. Ms. Whyte has attended various educational institutions, in both England and Canada. She has also attended legal secretary courses at various institutions. From 1977 to 1996, Ms. Whyte worked as a legal secretary for the following companies:
Pattinson & Brewer in England; Cowan, Lipson & Rumney in England; Tupper & Adams in Canada; Legal Freelance Centre in Canada; Ferguson Gifford in Canada; Jones McCloy Peterson in Canada; and Coglon Wizinsky Dadson & Co. in Canada.

There is no family relationship between any of our officers or directors. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Each director of the Company serves for a term of one year or until his successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until his successor is elected at the annual meeting of the board of directors and is qualified.

Compliance with Section 16(a) of the Exchange Act

Directors and executive officers are required to comply with Section 16(a) of the Securities Exchange Act of 1934, which requires generally that such persons file reports regarding ownership of and transactions in securities of the Company on Forms 3, 4, and 5. A Form 3 is an initial statement of ownership of securities, which is to be filed by the officers and directors owning shares in the Company within 10 days after the effective date of the Company's filing on Form 10-SB. Form 4 is to report changes in beneficial ownership and is due on or before the tenth day of the month following any month in which they engage in any transaction in the Company's common stock. Form 5 covers annual statement of changes in beneficial ownership which is due 90 days after the fiscal year end of the Company.

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to the most recent fiscal year, it appears all Forms 3, 4 and 5 were not timely filed.

Specifically, several Section 16 reports, including those on Forms 3 and 4, should have been filed in July 2001 in connection with the 649 asset purchase transaction. Additionally, Section 16 reports should have been filed with respect to the June 2002 redemption of 11,250,000 of our common shares.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

The following sets forth certain information as to our highest paid officers and directors for our two most recent fiscal years ended June 30, 2002 and 2001. No other compensation was paid to any such officer or directors other than the cash compensation set forth below.

From July 2001 to March 2002, Stacey Lauridia, our President and Director, Louis Scarrone, our Chairman, and Clifford Perlman, a former Director, were paid $5,000 per month each as a consulting fee. From July 2001 to January 2002, Charles Stein, a former Director, was paid $5,000 per month each as a consulting fee. From July 2001 to the present, Kathy Whyte, our Secretary, Treasurer and Director, has been paid $5,000 per month as a consulting fee.

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Compensation of Directors. Our Directors, save and except for Kathy Whyte, have not received compensation in any form since March 2002 and will not receive future compensation until we are generating sufficient revenues to first pay our operating expenses.

Employment Contracts. We anticipate entering into an employment contract with Kathy Whyte.

Stock Option Plan. We anticipate that we will adopt a stock option plan, pursuant to which shares of our common stock will be reserved for issuance to satisfy the exercise of options. The stock option plan will be designed to retain qualified and competent officers, employees, and directors. Our Board of Directors, or a committee thereof, shall administer the stock option plan and will be authorized, in its sole and absolute discretion, to grant options thereunder to all of our eligible employees, including officers, and to our directors, whether or not those directors are also our employees. Options will be granted pursuant to the provisions of the stock option plan on such terms, subject to such conditions and at such exercise prices as shall be determined by our Board of Directors. Options granted pursuant to the stock option plan shall not be exercisable after the expiration of ten years from the date of grant.

Employment Contracts and Termination of Employment and Change in Control Arrangement

In the past three years no executive officer has received any amounts in connection with an executive officer's resignation, retirement, or other termination. No executive officer received any amounts in the last three years in connection with a change in control of the Company of a change in the executive officer's responsibilities after a change in control.

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 30, 2002 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

BENEFICIAL OWNERS OF OVER 5% OF OUR COMMON STOCK
------------------------------------------------

Title of Class   Name and Address of Beneficial    Amount and Nature of    Percent of Class
                             Owner                 Beneficial Owner
--------------   ------------------------------    --------------------    ----------------

Common Stock     Farline Ventures                  5,721,435 Shares (1)        39.36%

(1) Farline Ventures is controlled by Mr. Iny, our former President and Director.

DIRECTORS AND EXECUTIVE OFFICERS
--------------------------------

Title of Class   Name and Address of Beneficial    Amount and Nature of    Percent of Class
                             Owner                 Beneficial Owner
--------------   ------------------------------    --------------------    ----------------

Common Stock     Kathy Whyte                       0 Shares                        0%
                   Secretary, Treasurer
                   and Director (1)

Common Stock     George Lois                       0 Shares                        0%
                   Vice Chairman of the
                   Board of Directors (1)

Common Stock     Stacey Lauridia, President        0 Shares                        0%
                   and a Director (1)

Common Stock     Dr. Louis Scarrone,               0 Shares                        0%
                   Chairman of the Board of
                   Directors (1)

Common Stock     All directors and named           0 Shares                        0%
                   executive officers as a
                   group

(1) Address c/o Thinka Weight-Loss Corporation,  3675 Pecos-McLeod,  Suite 1400,
Las Vegas, Nevada 89121.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Our directors, officers and principals, greater than 5% security holders, taken as a group, together with their affiliates, beneficially own, in the aggregate, approximately 39.36% our outstanding shares of common stock. Certain principal security holders were our directors or executive officers. Such concentrated control of the company may adversely affect the price of our common stock. This security holder may also be able to exert significant influence, or even control, matters requiring approval by our security holders, including the election of directors. In addition, certain provisions of Nevada law could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

Conflicts Related to Other Business Activities. The persons serving as our officers and directors have existing responsibilities and, in the future, may have additional responsibilities, to provide management and services to other entities in addition to us. As a result, conflicts of interest between us and the other entities may occur from time to time.

We will  attempt to resolve any such  conflicts  of  interest in our favor.  Our officers and directors are accountable to us and our shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling our affairs. A shareholder may be able to institute legal action on our behalf or on behalf of that shareholder and all other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts in any manner prejudicial to us.

Related Party Transactions. Pursuant to an Asset Purchase Agreement, we purchased all the assets of Six Forty-Nine Incorporated, a Nevada corporation ("649"), in exchange for 12,892,300 shares of our common stock. At the time we purchased all the assets of 649

     o    Stacey Lauridia, our President, was a shareholder of 649;
     o Dr. Louis Scarrone, Chairman of our Board of Directors, was the President, a member of the Board of Directors and a shareholder of 649;
     o Kathy Whyte, our Secretary, Treasurer and a member of our Board of Directors, was the Secretary, Treasurer and a member of the Board of Directors of 649 and
     o Clifford Perlman, a former member of our Board of Directors was a shareholder of 649

In June 2002 we redeemed 11,250,000 of our shares previously issued to 649 shareholders in exchange for our delivery back to 649 of our interest in the Medslim Program.

During the year ended June 30, 2002, we incurred consulting expenses of $118,490 charged by various entities controlled by either shareholders, directors and officers, or by individuals in performing work for and on behalf of us.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Reports on Form 8-K.

On August 23, 2002, we filed a report on Form 8-K related to the June 28, 2002 stock redemption of 11,250,000 shares of our common stock issued to 649 in exchange for our delivery back to 649 of our interest in the Medslim Program. This report is incorporated herein by this reference.

(b)  Exhibits.


3.1    Articles of Incorporation (Charter Document)*

3.2    Bylaws*

10.1   Asset Purchase Agreement between Us and Six Forty-Nine Incorporated**

10.2 Asset Purchase Agreement between Us and One World Networks Integrated Technologies, Inc.***

10.3   Stock Redemption Agreement between Us and Six Forty- Nine
       Incorporated.****

10.4 Share Purchase Agreement between Us, Transworld Benefits Inc. and its Shareholders.*****

10.5 Agreement among Flax-Flex Fabricators, Ltd., Ron Robertson, Farline Venture Corporation and William Iny.*****

10.6   Royalty Agreement with Windmill Health Products.

10.7   Assumption Agreement between Us and Six Forty Nine Incorporated.

* Included as Exhibits to our registration statement on SB-2 filed with the Securities and Exchange Commission on July 17, 2000.

** Included as an attachment to our Form 8-K filed with the Securities and Exchange Commission on July 31, 2001.

*** Included as an attachment to our Form 8-K filed with the Securities and Exchange Commission on March 25, 2002.

**** Included as an attachment to our Form 8-K filed with the Securities and Exchange Commission on August 23, 2002.

***** Included as an attachment to our Form 8-K filed with the Secruities and Exchange Commission on October 15, 2002.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated:

THINKA WEIGHT-LOSS CORPORATION

Date: October 11, 2002
                                               /s/ Stacey Lauridia
                                               ---------------------------------
                                               Stacey Lauridia,
                                               President and Director

Date: October 11, 2002
                                               /s/ Stacey Lauridia
                                               ---------------------------------
                                               Kathy Whyte,
                                               Secretary, Treasurer and Director