Form 10QSB
period 2002-09-30
THINKA WEIGHT LOSS CORP
filed 2002-11-07
CIK 1107445

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File No.  000-32673

                         Thinka Weight-Loss Corporation
                         ------------------------------
                 (Name of Small Business Issuer in its charter)

Nevada                                                                98-0218912
------                                                                ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

3675 Pecos-McLeod, Suite 1400, Las Vegas, Nevada                           89121
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                    Issuer's telephone number: (800) 297-4450



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of September 30, 2002, there were 14,534,600 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------

















                         THINKA WEIGHT-LOSS CORPORATION
                        (Formerly Encore Ventures, Inc.)
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS


                               SEPTEMBER 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                         THINKA WEIGHT-LOSS CORPORATION
                        (Formerly Encore Ventures, Inc.)
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                   (Unaudited)
                            (Stated in U.S. Dollars)


------------------------------------------------------------------------------------------------
                                                               SEPTEMBER 30         JUNE 30
                                                                   2002               2002
------------------------------------------------------------------------------------------------

ASSETS

Current
     Cash                                                    $       25,476     $       14,654
     Prepaid expenses                                                    -               1,979
                                                             -----------------------------------
                                                                     25,476             16,633

Equipment (Note 4)                                                    2,470              2,470
Intangible Asset (Note 5)                                           250,000            250,000
                                                             -----------------------------------

                                                             $      277,946     $      269,103
================================================================================================

LIABILITIES

Current
     Accounts payable and accrued liabilities                $        1,368     $       11,100
     Notes payable (Note 6)                                         134,340             89,500
                                                             -----------------------------------
                                                                    135,708            100,600
                                                             -----------------------------------

STOCKHOLDERS' EQUITY

Capital Stock
     Authorized:
         100,000,000 Common shares, par value $0.001 per share

     Issued and outstanding:
          14,534,600 Common shares at September 30, 2002
            and June 30, 2002                                        14,534             14,534

     Additional paid-in capital                                     651,340            651,340

Deficit Accumulated During The Development Stage                   (523,636)          (497,371)
                                                             -----------------------------------
                                                                    142,238            168,503
                                                             -----------------------------------

                                                             $      277,946     $      269,103
================================================================================================

                         THINKA WEIGHT-LOSS CORPORATION
                        (Formerly Encore Ventures, Inc.)
                          (A Development Stage Company)

                         STATEMENTS OF LOSS AND DEFICIT
                                   (Unaudited)
                            (Stated in U.S. Dollars)


--------------------------------------------------------------------------------------------------------
                                                                                           INCEPTION
                                                                                            JUNE 29
                                                          THREE MONTHS ENDED                1999 TO
                                                             SEPTEMBER 30                 SEPTEMBER 30
                                                        2002               2001               2002
--------------------------------------------------------------------------------------------------------

Expenses
     Consulting fees                              $       15,000     $      145,590     $      212,615
     Depreciation                                              -                  -                692
     Grants                                                    -             50,000             10,000
     Mineral property option payment                           -                  -             25,666
     Office administration and sundry                      2,869             69,213             98,058
     Professional fees                                     8,337             55,600            166,865
     Stock transfer services                                  83             12,658             14,243
                                                  ------------------------------------------------------
                                                          26,289            333,061            528,139

Income
     Interest                                                (24)            (2,355)            (4,503)
                                                  ------------------------------------------------------

Net Loss For The Period                                   26,265            330,706     $      523,636
                                                                                        ================

Deficit Accumulated During The
  Development Stage, Beginning Of
  Period                                                 497,371             88,818
                                                  -----------------------------------

Deficit Accumulated During The
  Development Stage, End Of Period                $      523,636     $      419,524
=====================================================================================


Net Loss Per Share                                $        (0.02)    $        (0.02)
=====================================================================================


Weighted Average Number Of Shares Outstanding
                                                      14,534,600         15,041,017
=====================================================================================

                         THINKA WEIGHT-LOSS CORPORATION
                        (Formerly Encore Ventures, Inc.)
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)


---------------------------------------------------------------------------------------------------------------
                                                                                                  INCEPTION
                                                                                                   JUNE 29
                                                                 THREE MONTHS ENDED                1999 TO
                                                                    SEPTEMBER 30                 SEPTEMBER 30
                                                               2002               2001               2002
---------------------------------------------------------------------------------------------------------------

Cash Flows From Operating Activity
     Net loss for the period                             $      (26,265)    $     (330,706)    $     (523,636)

Adjustments To Reconcile Net Loss To Net Cash
 Used By Operating Activity
     Depreciation and amortization                                    -                288                692

     Changes in assets and liabilities
         (Increase) Decrease in deposits                              -           (240,266)                 -
         (Increase) Decrease in other current assets              1,979             (1,242)                 -
         Increase (Decrease) in accounts payable and
           accrued liabilities                                   (9,732)             4,102              1,656
                                                         ------------------------------------------------------
                                                                (34,018)          (567,824)          (521,288)
                                                         ------------------------------------------------------

Cash Flows From Investing Activity
                                                         ------------------------------------------------------
     Purchase of intangible assets                                    -                  -           (250,000)
                                                         ------------------------------------------------------

Cash Flows From Financing Activity
     Proceeds from issuance of note payable                      44,840                               134,340
     Proceeds from issuance of common stock                           -                                94,500
                                                         ------------------------------------------------------
                                                                 44,840                  -            228,840
                                                         ------------------------------------------------------

Net Increase (Decrease) In Cash                                  10,822           (567,824)          (542,448)
Cash, Beginning Of Period                                        14,654             15,198                  -
Cash Acquired On Asset Acquisition                                    -            567,924            567,924
                                                         ------------------------------------------------------

Cash, End Of Period                                      $       25,476     $       15,298     $       25,476
===============================================================================================================

Supplemental Disclosure Of Cash Flow
  Information
     Income taxes paid                                   $            -     $            -     $            -
===============================================================================================================
     Interest                                            $            -     $            -     $            -
===============================================================================================================

Supplemental Disclosure Of Non-Cash Investing
  And Financing Activities
     Stock issued for asset acquisition                  $      577,874     $            -     $      577,874
===============================================================================================================

                         THINKA WEIGHT-LOSS CORPORATION
                        (Formerly Encore Ventures, Inc.)
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                               SEPTEMBER 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)


                                               COMMON STOCK                           DEFICIT
                              --------------------------------------------------    ACCUMULATED
                                                                   ADDITIONAL        DURING THE
                                                                    PAID-IN         DEVELOPMENT
                                   SHARES           AMOUNT          CAPITAL            STAGE             TOTAL
                              --------------------------------------------------------------------------------------

Shares issued for cash
  at $0.001 (December
  1999)                            1,500,000    $      1,500    $         -       $         -       $        1,500
Shares issued for cash
  at $0.01 (January 2000)          1,500,000           1,500            13,500              -               15,000
Shares issued for cash
  at $0.10 (February
  2000)                              280,000             280            27,720              -               28,000
Shares issued for cash
  at $0.50 (April 2000)              100,000             100            49,900              -               50,000
Net loss for the period                 -               -                 -              (34,600)          (34,600)
                              --------------------------------------------------------------------------------------

Balance, April 30, 2000            3,380,000           3,380            91,120           (34,600)           59,900

Net loss for the year                   -               -                 -              (46,569)          (46,569)
                              --------------------------------------------------------------------------------------

Balance, April 30, 2001            3,380,000           3,380            91,120           (81,169)           13,331

Net loss for the period                 -               -                 -               (7,649)           (7,649)
                              --------------------------------------------------------------------------------------

Balance, June 30, 2001             3,380,000           3,380            91,120           (88,818)            5,682

Forward stock split 3.8:1
  (July 2001)                      9,512,300           9,512            (9,512)            -                  -
Shares issued for
  acquisition of assets
  (July 2001)                     12,892,300          12,892           564,982             -               577,874
Shares cancelled (June
   2002)                         (11,250,000)        (11,250)            4,750             -                (6,500)
Net loss for the year                   -               -                 -             (408,553)         (408,553)
                              --------------------------------------------------------------------------------------

Balance, June 30, 2002            14,534,600          14,534           651,340          (497,371)          168,503

Net loss for the period                 -               -                 -              (26,265)          (26,265)
                              --------------------------------------------------------------------------------------

Balance, September 30,
  2002                            14,534,600    $     14,534    $      651,340    $     (523,636)   $      142,238
                              ======================================================================================

                         THINKA WEIGHT-LOSS CORPORATION
                        (Formerly Encore Ventures, Inc.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)


BASIS OF PRESENTATION
---------------------

The unaudited consolidated financial statements as of September 30, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the June 30, 2002 audited financial statements and notes thereto.


1.   NATURE OF OPERATIONS
     --------------------

     a)   Organization

          The Company was incorporated in the State of Nevada, U.S.A. on September 14, 1999. During the period ended September 30, 2001, the Company's year end was changed from April 30, 2001 to June 30, 2001.

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

                         THINKA WEIGHT-LOSS CORPORATION
                        (Formerly Encore Ventures, Inc.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)


1.   NATURE OF OPERATIONS (Continued)
     --------------------------------

     c)   Going Concern

          The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

          As shown in the accompanying financial statements, the Company has incurred a net loss of $523,636 for the period from September 14, 1999 (inception) to September 30, 2002, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


2.   SIGNIFICANT ACCOUNTING POLICIES
     -------------------------------

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

                         THINKA WEIGHT-LOSS CORPORATION
                        (Formerly Encore Ventures, Inc.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)


2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)
     -------------------------------------------

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

     d)   Basic and Diluted Loss Per Share

          In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2002, the Company has 1,642,300 of common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.


3.   ACQUISITION OF ASSETS
     ---------------------

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
                                                                ===============

                         THINKA WEIGHT-LOSS CORPORATION
                        (Formerly Encore Ventures, Inc.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)


3.   ACQUISITION OF ASSETS (Continued)
     ---------------------------------

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


4.   EQUIPMENT
     ---------

     A summary of equipment is as follows:

                                                           2002        2001
                                                       ------------------------

    Office equipment                                   $     3,162   $   -
    Less:  Accumulated depreciation                           (692)      -
                                                       ------------------------

                                                       $     2,470   $   -
                                                       ========================


5.   INTANGIBLE ASSET
     ----------------

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

                         THINKA WEIGHT-LOSS CORPORATION
                        (Formerly Encore Ventures, Inc.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)


6.   NOTES PAYABLE
     -------------

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

Our Business. We were incorporated in the State of Nevada, U.S.A. on September 14, 1999. During the period ended September 30, 2001, our year-end was changed from April 30, 2001 to June 30, 2001.

On July 19, 2001, we completed a forward stock split at a ratio of 3.8:1, which increased our issued and outstanding common shares from 3,380,000 shares to 12,892,300 shares, and thereafter, changed our name to Thinka Weight-Loss Corporation.

We entered into an Asset Purchase and Sale Agreement to acquire all the assets of Six Forty-Nine Incorporated ("649") by issuing 12,892,300 of our common shares.

We, however, redeemed 11,250,000 of those shares previously issued to 649 shareholders in exchange for our delivery back to 649 of our interest in its Medslim Program.

We assumed the obligations from 649 to issue up to 1,642,300 common shares on the exercise of 1,642,300 Warrants issued by 649 with an exercise price of $1.00 per share, expiring December 2, 2002.

We purchased, and hold the proprietary rights to a weight-loss product that acts as an appetite reducing agent while providing proper nutritional requirements. Windmill Health Products, a division of Vitaquest International anticipates marketing, distributing and selling our Carb Fighter product. In prior years, we had been primarily engaged in the acquisition and exploration of mining properties.

We plan to move forward with the development, marketing and sale of our Carb Fighter product.

On October 4, 2002, we signed a Share Purchase Agreement with Transworld Benefits Inc., an insurance benefit company headquartered in Irvine, California, and its shareholders. Under the terms of this agreement, we anticipate issuing 4,500,000 restricted common stock, to Transworld in exchange for 100% of its issued and outstanding shares. Closing of this transaction is subject to us completing a financing to raise $500,000. Upon completion of the anticipated acquisition, we will have approximately 19,400,000 common shares outstanding. The shareholders and employees of Transworld have also negotiated an agreement to purchase 5,300,000 of our restricted common shares from Farline Venture Corporation, an entity controlled by William Iny, our former President and Director.

Transworld has developed a unique proprietary emergency travel assistance benefits package. Its "Above and Beyond" service product, provides valuable assistance for travelers in cases of injury or death. A major component of its service is it will maintain exclusive relationships with a vast network of private executive aircrafts. Its target industries for the "Above and Beyond" service include funeral, insurance and credit card providers, as well as private associations.

Facilities.  Our executive,  administrative and operating offices are located at
-----------
3675 Pecos-McLeod, Suite 1400, Las Vegas, Nevada 89121. Our office equipment had a net value of $3,162 at September 30, 2002.

Liquidity. As shown in the accompanying financial statements, we have incurred a
----------
net loss of $523,636 for the period from September 14, 1999 (inception) to September 30, 2002 and have no sales. Our future depends on our ability to obtain financing and upon future profitable operations from the development of our new business opportunities. We have plans to seek additional capital through a private placement and public offering of our common stock.

As at September 30, 2002, we had cash on hand of $25,476, with liabilities totaling $135,708. Those liabilities consist of $1,368 in accounts payable and accrued liabilities and $134,340 due under notes payable and their accrued interests.

We are not aware of any trends, demands, commitments or uncertainties that will result in our liquidity decreasing or increasing in a material way.

Our  Plan of  Operation.  If we are able to  initiate  operations  and  generate
------------------------
revenues, we anticipate that those revenues will be used to help market our products and provide us with working capital, and pay our legal and accounting fees for the next twelve months. Our future is dependent upon us obtaining additional financing and we do not presently have any such financing available. We, anticipate raising capital through the offer and sale of our securities.

We do not anticipate that we will purchase or sell any manufacturing facilities, equipment, or inventory within the next three to six months unless we generate significant revenues.

We do anticipate that we will hire employees in the next nine to twelve months.

We believe our future success is dependant upon the support and service of our key personnel. Our officers and directors can only be paid if and when we generate sufficient revenue after payment of our day-to-day working expenses, including the payment of legal and accounting fees.


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

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

No matters were submitted to a vote of the Company's shareholders during the three-month period ended September 30, 2002:

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

Reports on Form 8-K:
-------------------

On  August  23,  2002,  we filed a Form  8-K  reporting  that on June 14,  2002,
13,104,921 of our shareholders voted by written consent to approve the redemption of 11,250,000 of our shares previously issued to 649 shareholders in exchange for our delivery back to 649 of our interest in the Medslim Program.

Exhibits:
--------

None





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   October 29, 2002                      THINKA WEIGHT-LOSS CORPORATION


                                        By:    /s/ Kathy Whyte
                                               ----------------
                                               Kathy Whyte

                                        Its:   Secretary, Treasurer and Director