Form 10QSB
period 2002-12-31
THINKA WEIGHT LOSS CORP
filed 2003-02-19
CIK 1107445

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2002


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________to _______________.

COMMISSION  FILE  NUMBER  000-32673

                         THINKA WEIGHT-LOSS CORPORATION
             (Exact name of registrant as specified in its charter)

                    Nevada                                       98-0218912
  (State or other jurisdiction of incorporation               (I.R.S. Employer
                or organization)                             Identification No.)

           18201 Von Karman Ave., Suite 1170, Irvine, California 92612 (Address, including zip code, of principal executive offices)

                                 (949) 975-0077
              (Registrant's telephone number, including area code)

             3675 Pecos-McLeod, Suite 1400, Las Vegas, Nevada 89121
                          (Former name, former address)

The number of shares of the Registrant's Common Stock outstanding as of February 10, 2003 was 19,034,600.

                       DOCUMENTS INCORPORATED BY REFERENCE
Transitional  Small Business Disclosure Format (Check one):   Yes  [_]   No  [X]
================================================================================

                                   FORM 10-QSB
                                      INDEX

                                                                            Page

Part  I  -  FINANCIAL  INFORMATION . . . . . . . . . . . . . . . . . . . . . .3

Item  1.  Consolidated  Financial  Statements  (Unaudited)
Independent  Accountant's  Review  Report. . . . . . . . . . . . . . . . . . .3
Balance  Sheet . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3
Statement  of  Loss and Deficit. . . . . . . . . . . . . . . . . . . . . . . .4
Statement  of  Cash  Flows . . . . . . . . . . . . . . . . . . . . . . . . . .5
Statement  of  Shareholders'  Equity . . . . . . . . . . . . . . . . . . . . .6
Notes  to  Financial  Statements . . . . . . . . . . . . . . . . . . . . . . .7

Item 2 Management's Discussion and Analysis of Plan of Operation . . . . . . .11

Part  II  OTHER  INFORMATION

Item  6
Exhibits  and  Reports  on  Form  8-K. . . . . . . . . . . . . . . . . . . . .14
Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16

                          PART I: FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

THINKA WEIGHT-LOSS CORPORATION
(Formerly Encore Ventures, Inc.)

(A Development Stage Company)
FINANCIAL STATEMENTS
DECEMBER 31, 2002
(Unaudited)

(Stated in U.S. Dollars)

                         THINKA WEIGHT-LOSS CORPORATION
                        (Formerly Encore Ventures, Inc.)
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                   (Unaudited)
                            (Stated in U.S. Dollars)


------------------------------------------------------------------------------------------
                                                               DECEMBER 31     Audited
                                                                   2002     June 30, 2002
------------------------------------------------------------------------------------------
ASSETS

Current
     Cash                                                    $            $       14,654
     Prepaid expenses                                                              1,979
                                                             ----------------------------
                                                                                  16,633

Equipment (Note 4)                                                2,470            2,470
Intangible Asset (Note 5)                                       250,000          250,000
                                                             ----------------------------

                                                             $  252,470   $      269,103
=========================================================================================

LIABILITIES

Current
     Accounts payable and accrued liabilities                $   14,607   $       11,100
     Notes payable (Note 6)                                     134,340           89,500
                                                             ----------------------------
                                                                148,947          100,600
                                                             ----------------------------

STOCKHOLDERS' EQUITY

Capital Stock
     Authorized:
         100,000,000 Common shares, par value $0.001 per share

     Issued and outstanding:
          14,534,600 Common shares at September 30, 2002
            and June 30, 2002                                    14,534           14,534

     Additional paid-in capital                                 651,340          651,340


Deficit Accumulated During The Development Stage                (562,351)       (497,371)
                                                            -----------------------------
                                                                  103,523        168,503
                                                            -----------------------------

                                                             $    252,470  $     269,103
=========================================================================================

                         THINKA WEIGHT-LOSS CORPORATION
                        (Formerly Encore Ventures, Inc.)
                          (A Development Stage Company)

                         STATEMENTS OF LOSS AND DEFICIT
                                   (Unaudited)
                            (Stated in U.S. Dollars)


-----------------------------------------------------------------------------------------------------------------
                                                                                                      INCEPTION
                                                                                                        JUNE 29
                                                      THREE MONTHS ENDED        SIX MONTHS ENDED        1999 TO
                                                          DECEMBER 31               DECEMBER 31       DECEMBER 31
                                                      2002         2001         2002         2001         2002
-----------------------------------------------------------------------------------------------------------------
Expenses
     Consulting fees                           $            $    15,000  $    15,000  $   159,840  $     212,615
     Depreciation                                                                                            692
     Grants                                                                                50,000         10,000
     Mineral property option payment                                                                      25,666
     Office administration and sundry               5,565         1,563        8,434       66,962        103,623
     Professional fees                             33,150        37,163       41,487       90,194        200,015
     Stock transfer services                                        115           83       12,748         14,243

                                                 ----------------------------------------------------------------
                                                   38,715        53,841       65,004      379,744        566,854

Income
     Interest                                                       (25)      (2,360)      (2,360)        (4,503)
                                                 ----------------------------------------------------------------
                                                   38,715        53,816       62,644      377,384        562,351

Net Loss For The Period                                                  $
                                                                                                   ==============

Deficit Accumulated During The
  Development Stage, Beginning Of
  Period                                           523,636                   377,384
                                                  ---------------------------------------------------------------

Deficit Accumulated During The
  Development Stage, End Of Period             $   562,351  $
=====================================================================================


Net Loss Per Share                             $     .04    $       .02
=====================================================================================


Weighted Average Number Of Shares Outstanding   14,534,600

=====================================================================================

                         THINKA WEIGHT-LOSS CORPORATION
                        (Formerly Encore Ventures, Inc.)
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)


-----------------------------------------------------------------------------------------------------------------
                                                                                                      INCEPTION
                                                                                                        JUNE 29
                                                       THREE MONTHS ENDED       SIX MONTHS ENDED        1999 TO
                                                          DECEMBER 31               DECEMBER 31       DECEMBER 31
                                                      2002         2001         2002         2001         2002
-----------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activity
     Net loss for the period                   $   (38,715) $    (53,816)  $  (62,644)  $   (377,384)  $(562,351)

Adjustments To Reconcile Net Loss To Net Cash
  Used By Operating Activity
     Depreciation and amortization                    -                                                      692

  Changes in assets and liabilities
      (Increase) Decrease in deposits                 -           35,266        1,979       (205,000)          -
      (Increase) Decrease in other current assets     -                         3,537         58,370
       Increase (Decrease) in accounts payable and
        accrued liabilities                         13,239        15,398                      (5,960)          -
                                           ----------------------------------------------------------------------
                                                    25,476         3,152       57,128       (529,974)
                                           ----------------------------------------------------------------------

Cash Flows From Investing Activity
                                                         --------------------------------------------------------
     Purchase of intangible assets                                     -            -                   (250,000)
                                                         --------------------------------------------------------

Cash Flows From Financing Activity
     Proceeds from issuance of note payable                      44,480                                  134,340
     Proceeds from issuance of common stock                           0                                   94,500
                                                         --------------------------------------------------------
                                                                 44,840             -                    228,840
                                                         --------------------------------------------------------

Net Increase (Decrease) In Cash                $    25,476  $    (3,152)   $  (25,476)  $   (529,974)  $(562,924)
Cash, Beginning Of Period                                        15,298        25,476        538,009     567,924
Cash Acquired On Asset Acquisition                                                             4,111
                                                         --------------------------------------------------------

Cash, End Of Period                            $         0  $    12,146    $        0   $    (12,146)  $       0
=================================================================================================================

Supplemental Disclosure Of Cash Flow
  Information
     Income taxes paid                                   $            -    $        -   $          -
=================================================================================================================
     Interest                                            $            -    $        -   $          -
=================================================================================================================

Supplemental Disclosure Of Non-Cash Investing
  And Financing Activities
     Stock issued for asset acquisition                  $      577,874    $        -                  $ 577,874
=================================================================================================================

                         THINKA WEIGHT-LOSS CORPORATION
                        (Formerly Encore Ventures, Inc.)
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                               SEPTEMBER 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)


                                               COMMON STOCK                           DEFICIT
                              --------------------------------------------------    ACCUMULATED
                                                                   ADDITIONAL        DURING THE
                                                                    PAID-IN         DEVELOPMENT
                                   SHARES           AMOUNT          CAPITAL            STAGE             TOTAL
                              -------------------------------------------------------------------------------------
Shares issued for cash
  at $0.001 (December
  1999)                            1,500,000    $      1,500    $         -       $         -       $        1,500
Shares issued for cash
  at $0.01 (January 2000)          1,500,000           1,500            13,500              -               15,000
Shares issued for cash
  at $0.10 (February
  2000)                              280,000             280            27,720              -               28,000
Shares issued for cash
  at $0.50 (April 2000)              100,000             100            49,900              -               50,000
Net loss for the period                 -               -                 -              (34,600)          (34,600)
                              -------------------------------------------------------------------------------------

Balance, April 30, 2000            3,380,000           3,380            91,120           (34,600)           59,900

Net loss for the year                   -               -                 -              (46,569)          (46,569)
                              -------------------------------------------------------------------------------------

Balance, April 30, 2001            3,380,000           3,380            91,120           (81,169)           13,331

Net loss for the period                 -               -                 -               (7,649)           (7,649)
                              -------------------------------------------------------------------------------------

Balance, June 30, 2001             3,380,000           3,380            91,120           (88,818)            5,682

Forward stock split 3.8:1
  (July 2001)                      9,512,300           9,512            (9,512)            -                  -
Shares issued for
  acquisition of assets
  (July 2001)                     12,892,300          12,892           564,982             -               577,874
Shares cancelled (June
   2002)                         (11,250,000)        (11,250)            4,750             -                (6,500)
Net loss for the year                   -               -                 -             (408,553)         (408,553)
                              -------------------------------------------------------------------------------------

Balance, June 30, 2002            14,534,600          14,534           651,340          (499,707)          168,503

Net loss for the period                 -               -                 -              (62,644)          (26,265)
                              -------------------------------------------------------------------------------------

Balance, December 31,
  2002                            14,534,600    $     14,534    $      651,340    $     (562,351)   $      142,238
                              =====================================================================================

                         THINKA WEIGHT-LOSS CORPORATION
                        (Formerly Encore Ventures, Inc.)

                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (Unaudited)


                            (Stated in U.S. Dollars)

BASIS  OF  PRESENTATION
-----------------------

The unaudited consolidated financial statements as of December 31, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the June 30, 2002 audited financial statements and notes thereto.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $562,351 for the period from September 14, 1999 (inception) to December 31, 2002, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.  SIGNIFICANT  ACCOUNTING  POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

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

     The asset acquisition is summarized as follows:

     Current  assets  (including  cash  of  $516,971)           $     568,212
     Equipment,  net                                            $       3,162
     Intangible  asset  -  Medslim  Program                     $       6,500

        Total  consideration                                    $     577,874
                                                                =============

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

5.  INTANGIBLE  ASSET

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

7.  SUBSEQUENT  EVENT

To further this objective, our former officers and directors agreed to acquire Transworld Benefits, Inc., a Nevada corporation, in a tax-free reorganization, pursuant to a Share Purchase Agreement, dated October 4, 2002. We filed a copy of the Share Purchase Agreement as an exhibit to our Form 8-K filed with the Securities and Exchange Commission on October 15, 2002. Effective as of January 30, 2003, we acquired Transworld Benefits, Inc. pursuant to the Share Purchase Agreement, as more fully described in our Form 8-K filed on February 14, 2003. In connection with the acquisition, our issued and outstanding common stock was increased from 14,534,600 shares to 19,034,600 shares. Because this transaction closed following the end of this reporting period, the additional stock is not reflected in the financial statements included in this report.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  PLAN  OF  OPERATION

     This Quarterly Report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Exchange Act of 1934, as amended. These include, among others, the statements about our plans and strategies under the headings "Management's Discussion and Analysis of Plan of Operations." When used in this document and the documents incorporated herein by reference, the words "believes," "expects," "anticipates," "intends," "plans," "estimates," or similar expressions are intended to identify, in certain circumstances, forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed in forward-looking statements. Although it is not possible to itemize all of the factors and specific events that could affect the outlook of a company like ours operating in a competitive environment, factors that could significantly impact expected results include: the ability to secure and maintain insurance underwriting; the effect of national and international economic conditions that impact travel; the reliability of our access to aviation equipment; the ability to attract and retain licensed employees and contractors; the loss of key management employees; our outstanding indebtedness; and the ability to identify and consummate relationships with strategic partners and to retain those relationships. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward looking statements are reasonable, we cannot assure that such plans, intentions or expectations will be achieved. Actual results may differ materially from the forward-looking statements made in this Quarterly Report on Form 10-QSB. We do not intend to update any forward-looking statements, and we hereby disclaim any obligation to update such forward-looking statements.

(1)  Our plan of operation for the next twelve months.

     (a)  Recent  developments.

     During the quarter ended December 31, 2002, we did not have any available credit, bank financing or other external sources of liquidity. We had very little operating revenue, and as a result, our operations had not been a source of liquidity. We needed to obtain additional capital in order to continue our operations. In order to obtain capital, we needed to sell additional shares of our common stock or borrow funds from private lenders. Our former officers and directors believed it was is in the best interest of our stockholders to discontinue the company's current business and attempt to acquire a new business which may provide more value to our stockholders.

     To further this objective, our former officers and directors agreed to acquire Transworld Benefits, Inc., a Nevada corporation, in a tax-free reorganization, pursuant to a Share Purchase Agreement, dated October 4, 2002. We filed a copy of the Share Purchase Agreement as an exhibit to our Form 8-K filed with the Securities and Exchange Commission on October 15, 2002. Effective as of January 30, 2003, we acquired Transworld Benefits, Inc. pursuant to the Share Purchase Agreement, as more fully described in our Form 8-K filed on February 14, 2003. In connection with the acquisition, our issued and outstanding common stock was increased from 14,534,600 shares to 19,034,600 shares. Because this transaction closed following the end of this reporting period, the additional stock is not reflected in the financial statements included in this report.

     Following the acquisition of Transworld Benefits, Inc., we appointed Charles C. Seven as our Chief Executive Officer and President, Keith Romine as our Secretary and Treasurer, and Ronald Robertson as our Senior Vice President. Mr. Seven and Mr. Romine were also appointed as directors to serve until the next annual stockholders' meeting. This change in control is more fully described in our Form 8-K filed on February 14, 2003.

     We intend to recommend to our stockholders to change our name to Transworld Benefits International, Inc., or similar name. For the time being, our common stock continues to be traded on the OTC Bulletin Board under the trading symbol:
TWLO.

     (b)     Business  model

     We have abandoned all previous business plans, and our new management is committed to the operation of Transworld Benefits, Inc. A more detailed description of our plan of operation for Transworld Benefits, Inc. is included in our Form 8-K filed on February 14, 2003. Our Form 8-K filed on February 14, 2003, is hereby incorporated into this report. In addition, more information about Transworld Benefits, Inc. can be found at www.twbi.com.

     (c)     Cash requirements and additional  funds  in the next twelve months.

     We believe that we will need additional capital over the next twelve (12) months before our operating revenues equal expenses. We expect to obtain this additional capital through traditional financing, convertible debt or the sale of additional equity stock.

     As a condition precedent to the acquisition of Transworld Benefits, Inc., we entered into a Securities Purchase Agreement with La Jolla Cove Investors, Inc. (the "Investor"), dated January 29, 2003, pursuant to which we delivered to the Investor an 8% Convertible Debenture in the amount of $300,000, convertible into our common stock, and a Warrant to Purchase Common Stock that permits the Investor to purchase up to an additional $1,500,000 worth of our common stock. A copy of the 8% Convertible Debenture and a copy of the Warrant to Purchase Common Stock are attached as exhibits to our Form 8-K filed on February 14, 2003, and are hereby incorporated into this report.

     On January 30, 2003, we received $163,750 of the principal amount of the 8% Convertible Debenture. The remaining principal amount of $136,250 is due and payable upon the effective date of the registration statement, registering the sale of the underlying common stock to be issued upon conversion of the debenture and exercise of the warrant. Because this transaction occurred following the end of the reporting period covered by this report, the paid-in capital and related expenses are not reflected in the financial statements included with this report.

     We are obligated to register the sale of the underlying common stock to be issued upon conversion of the 8% Convertible Debenture and the exercise of the Warrant. We intend to complete the registration statement as soon as possible. Thirty days following the effectiveness of such registration statement, we have the right to cause the Investor to exercise up to $150,000 of the Warrant per month. Unless we are able to secure alternative financing, either in the form of equity or debt, we intend to cause the Investor to exercise the Warrant at $150,000 per month until such time that our operating revenue is sufficient to meet our operating expenses.

     We have some control over the exercise of the Warrant. Provided we obtain additional financing from a third-party of at least $1,000,000 within the next six months, we have the right to reject the Investor's request to exercise all or any portion of the Warrant (but not the 8% Convertible Debenture).

     In addition to the foregoing financing, we are seeking additional equity or debt financing through a private placement. We would like to obtain an additional $1,000,000 to $5,000,000 of financing over the next twelve months. We expect that this financing will further dilute our common stock but will raise the per share value and provide the necessary capital to meet our projection of becoming profitable by the year 2004.

     (d) Summary of any product research and development and other investments.

     We plan to devote more resources to the marketing, sale and distribution of our products. We believe that we have the potential to significantly increase our operating revenue by investment in marketing and distribution. We are seeking distribution agreements and strategic alliances with mortuaries and related business, as well as life insurance companies and travel businesses.

     (e)     Expected  purchase  or  sale  of  plant  and significant equipment.

     Our executive, administrative and operating offices located at 3675 Pecos-McLeod, Suite 1400, Las Vegas, Nevada 89121 have been moved to 18201 Von Karman Avenue, Suite 1170, Irvine, California. The oral sublease for the old space was terminated prior to January 30, 2003. Our current office space includes approximately 3,900 square feet, and is leased until March 14, 2005, with no option to renew, pursuant to a sublease with DHR International, Inc., an Illinois corporation, a copy of which is attached as an exhibit to this report. We believe this office will be sufficient to maintain our business operations over the next twelve months.

     We currently own office equipment sufficient to continue the operations of Transworld Benefits, Inc. over the next twelve months. We also currently have agreements with over 300 different companies to use in excess of 1,000 private jets that we believe will be sufficient for the operation of the business over the next 36 months. Most of these companies have granted us the exclusive right to use their jets for repatriation and medical evacuation services.

     To grow the business, we expect to invest a significant amount of our capital investment and operating revenue in marketing, sales and advertising. This will include increasing the number of agreements to use private jets and hiring additional employees devoted to marketing and sales. The amount of these expenses are dependent, in part, upon meeting our expectations for growth of the business.

     (f)     Expected  significant  changes  in  the  number  of  employees.

     We currently have eight full-time employees. These employees include our three new officers identified in our Form 8-K, filed on February 14, 2003. We plan to increase this number to 16 over the next 12 months. We plan to have five of these new employees devoted to marketing and sales. We plan to have another two of these employees devoted to accounting and administration, and another one devoted to repatriation.

PART  II:  OTHER  INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K  (a)

(a)  Exhibits:

2.1 Share Purchase Agreement, dated October 4, 2002, by and between Flax-Flex Fabricators, Ltd., Ronald Robertson, Thinka Weight-Loss Corporation and Transworld Benefits, Inc., filed as an exhibit to our Form 8-K filed on February 14, 2003, is hereby incorporated by this reference as Exhibit 2.1.

3.1 Certificate of Incorporation of Thinka Weight-Loss Corporation, filed as an exhibit to our registration statement on Form SB-2 filed on July 17, 2000, is hereby incorporated by this reference as Exhibit 3.1.

3.2 Bylaws of Thinka Weight-Loss Corporation, filed as an exhibit to our registration statement on Form SB-2 filed on July 17, 2000, is hereby incorporated by this reference as Exhibit 3.2.

4.1 8% Convertible Debenture, dated January 29, 2003, issued to La Jolla Cove Investors, Inc., filed as an exhibit to our Form 8-K filed on February 14, 2003, is hereby incorporated by this reference as Exhibit 4.1.

4.2 Warrant to Purchase Common Stock, dated January 29, 2003, issued to La Jolla Cove Investors, Inc., filed as an exhibit to our Form 8-K filed on February 14, 2003, is hereby incorporated by this reference as Exhibit 4.2.

4.3 Side Letter Agreement between Thinka Weight-Loss Corporation and La Jolla Cove Investors, Inc. regarding Warrant to Purchase Common Stock, dated January 29, 2003, filed as an exhibit to our Form 8-K filed on February 14, 2003, is hereby incorporated by this reference as Exhibit 4.3.

4.4 Registration Rights Agreement, dated January 29, 2003, regarding underlying common stock to be issued upon conversion of 8% Convertible Debenture and exercise of Warrant to Purchase Common Stock, filed as an exhibit to our Form 8-K filed on February 14, 2003, is hereby incorporated by this reference as Exhibit 4.4.

10.1 Sublease, dated May 16, 2002, by and between Transworld Benefits, Inc., and DHR International, Inc., an Illinois corporation, together with related Indemnification Agreement, dated October 1, 2002.

10.2 Employment Agreement ~ Charles C. Seven, by and between Transworld Benefits, Inc. and Charles C. Seven, filed as an exhibit to our Form 8-K filed on October 15, 2002, is hereby incorporated by this reference as
     Exhibit  10.2.

10.3 Amendment to Employment Agreement ~ Charles Seven, by and between Transworld Benefits, Inc. and Charles C. Seven, dated effective as of October 29, 2002.

10.4 Employment Agreement ~ Keith Romine, by and between Transworld Benefits, Inc. and Keith Romine, filed as an exhibit to our Form 8-K filed on October 15, 2002, is hereby incorporated by this reference as Exhibit 10.4

10.5 Employment Agreement ~ Ronald Robertson, by and between Transworld Benefits, Inc. and Ronald Robertson, filed as an exhibit to our Form 8-K filed on October 15, 2002, is hereby incorporated by this reference as
     Exhibit 10.5.

10.6 Employment Agreement ~ Thomas Blake, by and between Transworld Benefits, Inc. and Thomas Blake, as amended by that certain Amendment to Employment Agreement, dated as of June 2002, filed as an exhibit to our Form 8-K filed on October 15, 2002, is hereby incorporated by this reference as Exhibit 10.6

99.1 Certification  Pursuant  to  18  U.S.C.  Sec.1350,  as  Adopted Pursuant To
     Section  906  of  The  Sarbanes-Oxley  Act  of  2002.

99.2 Certifications  Pursuant  to  15D-14.

(b)  Reports on Form 8-K:  A Report on Form 8-K was filed on October 15, 2002.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     THINKA WEIGHT-LOSS CORPORATION


Date: February 17, 2003              By: /s/ Charles C. Seven
                                     -------------------------------------------
                                     Charles C. Seven, Chief Executive Officer


                                     By: /s/ Keith Romine
                                     -------------------------------------------
                                     Keith Romine, Treasurer