Form 10QSB/A
period 2002-12-31
THINKA WEIGHT LOSS CORP
filed 2003-02-27
CIK 1107445

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________to _______________.

COMMISSION FILE NUMBER 000-32673

                         THINKA WEIGHT-LOSS CORPORATION
             (Exact name of registrant as specified in its charter)

             Nevada                                          98-0218912
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


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

                                EXPLANATORY NOTE

     Registrant hereby amends Item 6 of Part II of its Form 10-QSB for the interim period ended December 31, 2002, to replace Exhibit 10.1 with the attached Exhibit 10.1. This amendment is necessary because we previously failed to include Exhibit A to the Sublease, which was included as Exhibit 10.1 to our Form 10-QSB for the interim period ended December 31, 2002, filed with the Securities and Exchange Commission on February 19, 2003.

PART II: OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (a)

     (a)  Exhibits:

10.1 Sublease, dated May 16, 2002, by and between Transworld Benefits, Inc., and DHR International, Inc., an Illinois corporation, as amended, together with related Indemnification Agreement, dated October 1, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       THINKA WEIGHT-LOSS CORPORATION

Date:  February 25, 2003               By: /s/ Charles C. Seven
                                       -----------------------------------------
                                       Charles C. Seven, Chief Executive Officer


                                       By: /s/ Keith Romine
                                       -----------------------------------------
                                       Keith Romine, Treasurer

                                 CERTIFICATIONS
                               PURSUANT TO 15D-14
                         -----------------------------

I, Charles C. Seven, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Thinka Weight-Loss Corporation; and

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

Date:  February 25, 2003               By: /s/ Charles C. Seven
                                       -----------------------------------------
                                       Charles C. Seven, Chief Executive Officer


I, Keith Romine, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Thinka Weight-Loss Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

Date:  February 25, 2003              By: /s/ Keith Romine
                                       -----------------------------------------
                                       Keith Romine, Treasurer