Form 10QSB
period 2003-03-31
THINKA WEIGHT LOSS CORP
filed 2003-06-24
CIK 1107445

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003


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

              18201 VON KARMAN AVENUE, SUITE 1170, IRVINE, CA 92612 (Address, including zip code, of principal executive offices)

                                  949-975-0077
              (Registrant's telephone number, including area code)

                          (Former name, former address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for the such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]

The number of shares of the Registrant's Common Stock outstanding as of June 23, 2003 was 19,034,600.

                       DOCUMENTS INCORPORATED BY REFERENCE
Transitional Small Business Disclosure Format (Check one):  Yes [_]   No [X]

================================================================================

                                         FORM 10-QSB
                                            INDEX


                                                                                                Page
PART I: FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
ITEM 1. FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
Condensed Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
Condensed Consolidated Statements of Operations. . . . . . . . . . . . . . . . . . . . . . . .  2
Condensed Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . . . . .  3
Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . .  4
ITEM 2. MANAGEMENT'S PLAN OF OPERATION . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8
ITEM 3. CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15
ITEM 2. CHANGES IN SECURITIES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15
ITEM 5. OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (a) . . . . . . . . . . . . . . . . . . . . . . . . . 16
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

                         THINKA WEIGHT-LOSS CORPORATION
                                  Form 10-QSB


                         PART I: FINANCIAL INFORMATION
                         -----------------------------


PART 1:     FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

                         THINKA WEIGHT-LOSS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS



                                                           March 31,
                                                              2003
                                                          ------------
                                                          (Unaudited)
ASSETS

Current assets:
  Cash                                                    $       339
                                                          ------------
  Total current assets                                            339
                                                          ------------

Deferred financing costs                                       30,021
                                                          ------------
  Total assets                                            $    30,360
                                                          ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                   $   676,348
  Accounts payable to related parties                         867,311
  Advances from related parties                               141,500
  Notes payable                                                44,500
  Notes payable to a related party                            154,067
  Accrued interest on notes payable to a related party         93,410
                                                          ------------
    Total current liabilities                               1,977,136
                                                          ------------

Convertible debenture                                         163,750
                                                          ------------
    Total liabilities                                       2,140,886
                                                          ------------
Commitments and contingencies

Stockholders' deficit:
  Common stock; $.001 par value; 100,000,000 shares
   authorized; 19,034,600 shares issued and outstanding        19,035
  Additional paid-in capital                                  370,168
  Deficit accumulated during the development stage         (2,499,729)
                                                          ------------
    Total stockholders' deficit                            (2,110,526)
                                                          ------------

                                                          $    30,360
                                                          ============


     See accompanying notes to unaudited consolidated financial statements.

                             THINKA WEIGHT-LOSS CORPORATION
                             (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      For the Period
                                       For the Three Months         September 16, 1996
                                          Ended March 31,          (Date of Inception)
                                 ----------------  --------------       to March 31,
                                       2003             2002               2003
                                 ----------------  --------------  --------------------
                                    (Unaudited)      (Unaudited)       (Unaudited)
Revenue                          $             -   $           -   $                 -
                                 ----------------  --------------  --------------------

Operating expenses:
  General and administrative             209,330         146,861             2,403,940
                                 ----------------  --------------  --------------------
Loss from operations                    (209,330)       (146,861)           (2,403,940)

Other income(expense):
  Interest income                              -               -                 2,534
  Interest expense                        (8,711)         (3,877)              (98,323)
                                 ----------------  --------------  --------------------
Total other income(expense)               (8,711)         (3,877)              (95,789)
                                 ----------------  --------------  --------------------

  Net loss                       $      (218,041)  $    (150,738)  $        (2,499,729)
                                 ================  ==============  ====================

Basic and diluted net loss per
  common share                   $         (0.01)  $       (0.02)
                                 ================  ==============

Basic and diluted weighted
  average shares outstanding          15,956,400       9,800,000
                                 ================  ==============


     See accompanying notes to unaudited consolidated financial statements.

                                     THINKA WEIGHT-LOSS CORPORATION
                                      (A DEVELOPMENT STAGE COMPANY)
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                      FOR THE PERIOD
                                                      FOR THE T       HREE MONTHS    SEPTEMBER 16, 1996
                                                       ENDED M         ARCH 31,     (DATE OF INCEPTION)
                                                   ----------------  -------------      TO MARCH 31,
                                                         2003            2002               2003
                                                   ----------------  -------------  --------------------
                                                     (Unaudited)      (Unaudited)       (Unaudited)

Cash flows from operating activities
  Net loss                                         $      (218,041)  $   (150,738)  $        (2,499,729)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Amortization of deferred financing costs                 2,729              -                 2,729
    Changes in operating assets and liabilities
      Rent deposit                                          17,118              -                     -
      Accounts payable and accrued expenses                 42,661         43,462               676,348
      Accounts payable to related parties                    3,824         66,833               718,364
      Accrued interest on notes payable to
        A related party                                      3,798          3,877                93,410
                                                   ----------------  -------------  --------------------

        Net cash used in operating activities             (147,911)       (36,566)           (1,008,878)
                                                   ----------------  -------------  --------------------

Cash flows provided by investing activities
  Payments received on note receivable
    from a related party                                         -              -               205,400
                                                   ----------------  -------------  --------------------

Cash flows from financing activities
  Proceeds from note payable                                     -         35,000                44,500
  Proceeds from convertible debenture                      163,750              -               163,750
  Proceeds from sale of stock                                    -              -               300,000
  Advances (to)from related parties                        (15,500)             -               141,500
  Proceeds from notes payable to a related party                 -              -               154,067
                                                   ----------------  -------------  --------------------

        Net cash provided by financing
          activities                                       148,250         35,000               803,817
                                                   ----------------  -------------  --------------------


Net increase(decrease) in cash                                 339         (1,566)                  339

Cash, beginning of period                                        -          1,566                     -
                                                   ----------------  -------------  --------------------

Cash, end of period                                $           339   $          -   $               339
                                                   ================  =============  ====================


Supplemental  schedule  of  noncash  investing  and  financing  activities:

On December 18, 1996, the Company issued 5,400,000 shares of common stock in exchange for a note receivable in the amount of $5,400.

On July 31, 2001, the Company issued 80,000 shares of common stock in exchange for a note receivable in the amount of $200,000.

In connection with the reverse acquisition, the Company assumed $148,947 of predecessor company liabilities.


     See accompanying notes to unaudited consolidated financial statements.

                         THINKA WEIGHT-LOSS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background and Organization

Thinka Weight-Loss Corporation (the "Company") entered into a Share Purchase Agreement dated October 4, 2002 ("Purchase Agreement") with Transworld Benefits, Inc. ("Transworld") which sets forth the terms and conditions of a proposed business combination between the Company and Transworld. The transaction closed on January 30, 2003. Pursuant to the terms of the Purchase Agreement, all of the outstanding stock of Transworld was sold to the Company for 4,500,000 shares of the Company's common stock. The agreement also required that two stockholders of Transworld be given two of the three existing seats on the Board of directors of the Company. In addition, the majority stockholder of Transworld entered into an agreement with a stockholder of the Company to purchase an additional 5,300,000 shares of the Company's outstanding common stock from one of the Company's stockholders. As the stockholders of the Transworld now exercise control of the combined entity after the completion of the merger, the transaction has been accounted for as a "reverse acquisition." Under reverse acquisition accounting, the Transworld is considered the accounting acquirer and the Company is considered the accounting acquiree. The historical financial statements of Transworld have now become those of the Company.

The Company was incorporated in 1996 in Nevada. The Company is a development stage company formed to provide emergency travel services to the funeral, insurance, travel, Internet, and credit card industries. The Company will generate revenue through direct sales or licensing of the Company's proprietary products such as the return of remains of the deceased by private executive aircraft. The Company also intends to market and sell insurance plans for the repatriation of remains benefit, medical evacuation and necessary repatriation as well as accidental death and dismemberment benefits. The Company expects to sell its products to customers both domestically and internationally.

Basis  of  Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America for interim financial information. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly represent the financial position and operating results for the respective periods. Certain information and footnote disclosures normally presented in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. It is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002, included in the Company's Form 8-K/A filed with the Securities and Exchange Commission on June 24, 2003. The results of the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the 12-month period.

Development  Stage  Enterprise

The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to establish a new business, and its planned principal operations have not yet commenced. The Company has not generated any revenues from operations and has no assurance of any future revenues. All losses accumulated since inception have been considered as part of the Company's development stage activities. The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval and for the commercialization of its products. There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds will be obtainable on terms satisfactory to the Company.

Going  Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss of $218,041 for the three months ended March 31, 2003, had no net sales revenues during the period ended March 31, 2003, had a cash balance of $339 at March 31, 2003 and had a working capital deficiency of $1,976,797 at March 31, 2003. Management recognizes that the Company must generate additional resources for the eventual achievement of sustained profitable operations. The Company's success is dependent upon numerous items, including the successful development of effective marketing strategies to customers in a competitive market.

Management believes that its products will have a significant effect on future profitability. Management's plans also include obtaining additional capital through equity or debt financing. However, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

Use  of  Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting period. Actual results could differ from those estimates. Significant estimates made by management include, among others, the valuation allowance on deferred tax assets.

Loss  Per  Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2003, there were no potentially dilutive securities that would effect loss per share if they were to be dilutive.

Revenue  Recognition

The Company anticipates generating future sales revenue from sales of its products. The Company will recognize revenue as its services are provided to customers.

Comprehensive  Income

Comprehensive income is not presented in the Company's condensed consolidated financial statements since the Company did not have any items of comprehensive income in any period presented.

Segments  of  an  Enterprise  and  Related  Information

As the Company operates in one segment, the Company has not made segment disclosures in the accompanying condensed consolidated financial statements.

New  Accounting  Pronouncements

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends SFAS No. 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of any underlying to conform it to language used in FASB
Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS No. 149 are to be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact upon its financial position, cash flows or results of operations.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect FIN 45 to have a material impact on its financial position or results of operations, as it does not act as a guarantor.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," to update, clarify and simplify existing accounting pronouncements. SFAS No. 4, which required all gains and losses from debt extinguishment to be aggregated and, if material, classified as an extraordinary item, net of related tax effect, was rescinded. Consequently, SFAS No. 64, which amended SFAS No. 4, was rescinded because it was no longer necessary. The adoption of SFAS No. 145 did not have a material effect on its financial statements.

NOTE  2  -  NOTES  PAYABLE

The Company has received non-interest bearing advances from unrelated parties that are due on demand. The total outstanding balance of these notes is $44,500 as of March 31, 2003.

NOTE  3  -  RELATED  PARTY  TRANSACTIONS

Notes  Payable  to  a  Related  Party
-------------------------------------

In prior years the Company entered into unsecured promissory notes with one of the Company's officers which bear interest at 10% per annum and are due on demand. The principal outstanding balance on the note is $154,067 as of March 31, 2003, and the accrued interest payable is $93,410 as of March 31, 2003. Interest expense under this agreement was $3,798 and $3,877 for the three months ended March 31, 2003 and 2002, respectively. The Company paid no interest under the notes during the three months ended March 31, 2003 and 2002.

Advances  from  Related  Parties
--------------------------------

As of March 31, 2003, the Company has advances of $141,500 from one of its stockholders and other related parties to fund its operating expenses. The advances are non-interest bearing and due on demand.

Other  Expenses
---------------

The accounts payable and accrued expenses balance of $867,311 as of March 31, 2003 represents accruals for consulting services and general and administrative expenses payable to various related parties, including consultants, officers and /or stockholders of the Company. The Company recorded general and administrative expenses of approximately $42,000 and $39,000 for amounts due to these related parties for the three months ended March 31, 2003 and 2002, respectively.

NOTE 4 - CONVERTIBLE DEBENTURE

The Company entered into a Securities Purchase Agreement with La Jolla Cove Investors, Inc. ("La Jolla") dated January 29, 2003, pursuant to which the Company delivered to La Jolla an 8% Convertible Debenture, maturing January 29, 2005, in the amount of $300,000, convertible into the Company's common stock at a discount to the fair market value of the common stock, and a warrant that permits La Jolla to purchase up to an additional $1,500,000 of the Company's common stock at a discount to the fair market value of the common stock through January 29, 2006. At closing on January 30, 2003, the Company received $163,750 of the principal amount of the 8% Convertible Debenture, which is reflected in the accompanying balance sheet at March 31, 2003. The Company is obligated to register the sale of the underlying common stock to be issued upon conversion of the 8% Convertible Debenture and the exercise of the warrant. Upon the effective date of the registration, the Company will receive the balance of the principal amount of the 8% Convertible Debenture of $136,250. Provided the Company obtains additional financing from a third-party of at least $1,000,000 by July 29, 2003, the Company has the right to reject La Jolla's request to exercise all or any portion of the warrant. Thirty days following the effectiveness of such registration statement, the Company has the right to cause La Jolla to exercise up to $150,000 of the warrant per month.

As the convertible debenture allows La Jolla to convert the debenture into shares of common stock of the Company at a price below fair value at the time of conversion, the Company has recorded a beneficial conversion feature in the amount of $32,750. This amount has been capitalized as deferred financing costs and will be amortized as interest expense over the life of the related debenture. The Company recorded $2,729 of amortization for the three months ended March 31, 2003.

In the event that the Company is unable to obtain at least $1,000,000 of additional financing, a discount for the relative fair value of the warrants will be recorded and will be amortized over the life of the Convertible Debenture. This discount will be approximately $139,000.

NOTE 5 - LITIGATION

The Company may become involved in various legal proceedings and claims which arise in the ordinary course of its business. Management does not believe that these matters will have a material adverse effect on the Company's position or results of operations.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION
--------------------------------------

This Quarterly Report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Exchange Act of 1934, as amended. These include, among others, the statements about our plans and strategies. When used in this document and the documents incorporated herein by reference, the words "believes," "expects," "anticipates," "intends," "plans," "estimates," or similar expressions are intended to identify, in certain circumstances, forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed in forward-looking statements. Although it is not possible to itemize all of the factors and specific events that could affect the outlook of a company like ours operating in a competitive environment, factors that could significantly impact expected results include: the acceptance of our products; the effect of national and local economic conditions; our outstanding indebtedness; the loss of key employees; competition from products developed by other companies; the ability to attract and retain employees; delays in completing the development of our new products caused by a lack of capital or external causes beyond our reasonable control; and the ability to identify and consummate relationships with strategic partners. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure that such plans, intentions or expectations will be achieved. Actual results may differ materially from the forward-looking statements made in this Quarterly Report on Form 10-QSB. We do not intend to update any forward-looking statements, and we hereby disclaim any obligation to update such forward-looking statements.

Recently, on January 30, 2003 we completed our acquisition of TransWorld Benefits, Inc. and appointed a new board of directors, Charles C. Seven, Keith Romine and Derek Van Laare, as more fully described in our Information Statement filed with the Securities and Exchange Commission on March 7, 2003, which is hereby incorporated by reference. As the stockholders of Transworld now exercise control of the combined entity after the completion of the merger, the transaction has been accounted for as a "reverse acquisition." Under reverse-acquisition accounting, the Transworld is considered the accounting acquirer and the Company is considered the accounting acquiree. The historical financial statements of Transworld have now become those of our company.

GOING CONCERN
-------------

We recognize that we must generate additional resources in order for us to eventually reach a level of sustained profitable operations. We are dependent on the development of effective marketing strategies for our products to customers in a competitive market coupled with the timeliness of the delivery of our services. We anticipate bringing our services to market as described below, which will generate revenue flow to the Company. Our plans also include obtaining additional working capital through equity or debt financing. However, no assurances can be made that we will attain profitability and that the additional working capital will be available when needed or on terms acceptable to us.

We have incurred losses from operations since our inception, are still in the development stage, and have a working capital deficit of approximately $1,977,000 as of March 31, 2003. These factors, among others, raise some doubt regarding our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties. As a result, our auditors have included a going concern modification in our December 31, 2002 audited financial statements.

PRODUCT  DESCRIPTION
--------------------

GENERAL  OVERVIEW

We plan to be a world-wide provider of Bridge Medical Coverage that will reimburse up to $2,500 of a medical deductible or co-pay. The policy pays for the costs associated with sickness or injury while traveling 100 miles or more from home.

We are the only known company in the world that provides for the return of remains by contracted private executive aircraft as a standard feature. Not only does it provide this dignified and respectful service, but up to three members of the deceased's family may also accompany the remains. Of the world's airports, 90% are unable to accommodate a commercial airplane. The TransWorld solution provides privacy and convenience at a time of need.

We plan to offer the following benefits as part of our Bridge Medical Coverage:

LIVING BENEFITS:

-    BRIDGE MEDICAL COVERAGE - up to $2,500 to reimburse deductible or co-pay.

- MEDICAL EVACUATION AND REPATRIATION - medivac or personal transportation provided on an as-needed basis.

- WORLDWIDE TRAVEL ASSISTANCE - for travelers needing professional or consular help with doctors, lawyers, hospitals, or the replacement of prescriptions and eyeglasses.

-    MEDICAL TRAVEL ADVISORY - $10,000 accidental dismemberment benefit.

DEATH BENEFITS:

- RETURN OF REMAINS - efficient and dignified return in a private executive aircraft.

- FAMILY TRAVEL - up to three family members or friends may accompany the remains at no extra charge.

- COMPLETE AND PAID HANDLING OF ALL FUNERAL DETAILS - including ground transportation at ending and receiving sites, embalming or cremation, and travel container.

- PROCESSING OF PAPERWORK AND REGULATORY COMPLIANCE - includes adherence to international law and religious custom of deceased.

- VEHICLE RETURN - up to $1,000 for the return of vehicle with annual trip policies.

-     DEATH  BENEFIT  -  a  $10,000  accidental  death  benefit.


PRODUCT  DEVELOPMENT
--------------------

We have developed our unique product line utilizing the experience of our staff and officers in aircraft management, death care and insurance resulting in the development of a product with unique, state-of-the-art features and benefits. Our actuarial analysis and aircraft network constitute a significant barrier to entry for competitors. Our exclusive features include:

- UNIQUE AND PROPRIETARY RETURN OF REMAINS BY PRIVATE EXECUTIVE AIRCRAFT - the Federal Aviation Authority (FAA) must certify a private executive aircraft for medivac or return of remains flights. Certification requires that an aircraft have specific structural characteristics and operations capabilities.

     There are approximately 2,000 aircraft defined with these attributes. We are contacting all of them and negotiating contracts where possible. We are not aware of any competitor in delivery of remains service by private executive aircraft. Long accepted and well-known means of repatriation is the commercial aircraft industry (i.e. United Airlines, American Airlines and Delta Airlines).

- UNIQUE AND PROPRIETARY ACTUARIAL ANALYSIS - We have developed our own proprietary actuarial analysis, quantifying the economic risk to offer return of remains by private executive aircraft. We believe we have the only actuarial database in the world dealing with return of remains issues. We believe we are the company with a distinct pricing advantage over potential competitors.

TIMING AND COST TO GO TO MARKET
-------------------------------

Completion of insurance underwriting on all products and services are expected in late August 2003 with underwriter approval of all marketing materials, i.e. video tapes, brochures, certificates, I.D. cards and the initial website wherein there guarantee is referenced in early September 2003. Marketing materials will be available at that time, and, we intend to begin sales in late September 2003 or early October 2003.

Our corporate legal, insurance and auditing cost as of December 31, 2003 is expected to be approximately $250,000. Current liabilities scheduled to be paid through the period ending December 31, 2003, amount to $500,000. Hardware and software purchases through the period ending December 31, 2003 are estimated at approximately $150,000. General and administrative costs through the period ending December 31, 2003 will be approximately $200,000. Sales expenses are estimated at approximately $100,000 through the period ending December 31, 2003. We estimate our marketing expenses (video tapes, brochures, advertising) at approximately $250,000 through the period ending December 31, 2003. The total estimated cost to get us to market through the period ending December 31, 2003 is $1,500,000 with a $50,000 contingency for outside contractors and data processing needs.

We plan to obtain $1,500,000 capital investment from a private placement of common stock or derivates thereof and/or from La Jolla Cove Investors who we have contracted with for $1,800,000. This opportunity has a major contingency, we must have an effective registration of stock at a substantial cost to the company.

We project that following our initial phase until we begin receiving operating revenue sufficient to cover operating expenses, our monthly expenses will be approximately $535,000 per month which includes the cost of sales. We further project our earnings and positive cash flow to be very strong by the eighth month, in the amount of $500,000 per month or more.

Prior to reaching profitability and after the initial $1,500,000 capital investment we will require additional capital of $3,000,000, which if all prior liabilities were paid (optional), would leave us with a projected minimum positive cash flow of $437,776 in month seven. The $3,000,000 additional capital is expected to come from the factoring of a potential strategic alliance, from the warrant exercise associated with the La Jolla Cove Investor agreements, from a private placement of common stock or one of two loan opportunities.

Should we not meet our second tier of financing in a timely manner, we would negotiate extensions of current liabilities to employees and we would reduce our start-up marketing and advertising expenses. Hiring programs and equipment purchases would be minimized. These cuts would allow us to maintain the quality assets of the company, i.e. its management and unique product position in the marketplace, although revenues would then be generated very slowly, and could require us to within 8 to 12 months seek a "takeover" partner from one of the company's many strategic alliance opportunities in the funeral, insurance and travel markets.

THE  OPPORTUNITY
----------------

A business opportunity, the sales of emergency travel assistance, with both living and death benefit, including medical evacuation and repatriation, and more, exists. We have developed a proprietary, one-of-a-kind benefits package to capture this opportunity. The benefits are guaranteed by "A" rated insurance companies.

Americans are traveling in large numbers for business and pleasure. There are more people with more leisure time, with more money, and with more recreational and business opportunities globally, than ever before. Ease of travel makes these trips annually possible. We believe our unique approach to this vast market and the distribution channels, which service it, will lead to sales and profitability. We believe we have the only known in-depth actuarial analysis ever done regarding the location of travelers who die, and we have verified our belief with two reinsurance insurance companies, AIG and CIGNA. This analysis allowed us to pinpoint costing and insurability, allowing large potential profit margins.

MARKETS
-------

The markets for TransWorld's Emergency Travel Assistance Program are large and diverse. Each represents economic opportunity. The primary markets for the company are:

-    TRAVEL

-    CRUISE LINES

-    INSURANCE

-    ASSOCIATIONS

-    FUNERAL

-    CORPORATIONS

-    CREDIT CARD

-    TIMESHARE

-    INTERNET

Our web site will allow users the flexibility reviewing and purchasing our travel service product.

These are mature markets with well-established distribution methods for an Emergency Travel Assistance Program. Companies who sell to these markets are continuously looking for unique, high quality products based on discussions on all levels of management within those markets. Their sales force of thousands of representatives will expedite our acceptance and penetration in these target markets.

For example, the cruise ship industry has a number of sick, injured and deceased people on cruises each month. Our product would allow them to deal with these potential public relations nightmares in a proactive manner. By including the very affordable TRANSWORLD EMERGENCY TRAVEL ASSISTANCE PROGRAM, at $8.00 for 7 days, $10.00 for 15 days, or $15 for 30 days in the cost of a cruise, industry leaders could have a dignified, professional and affordable solution to this problem.

Another target market, the funeral industry provides large distribution opportunities for our products and services. One of the most promoted and profitable product sold by the funeral industry is pre-need insurance. This allows a family to purchase insurance covering the cost of a funeral years ahead of their anticipated need. The TRANSWORLD BENEFITS EMERGENCY TRAVEL ASSISTANCE PROGRAM, when added to an existing pre-need marketing program, provides the funeral industry with an effective sales tool and profit center.

To achieve or exceed our projected sales and profit objectives, we believe we will require target market penetrations of less than 1% in year one, 5% in year two, and 10% in year three, excluding all Internet sales.

FUNERAL INDUSTRY - US News and World Report indicated in an article published in 1998 that the funeral industry has annual sales of $25 billion. After a century of declining mortality in America, the death rate will increase in the years ahead, as baby boomers age.

Industry projections call for millions of pre-need funeral insurance policies and trusts to be sold annually for the next twenty years. Pre-need insurance is sold to individuals to cover the future expenses of a funeral and burial. It has become a major profit center for the funeral industry. Service Corporation International, one of the largest funeral firms in the country, has $3.2 billion of pre-need policies on its books.

INSURANCE INDUSTRY - Our products will have broad appeal to Fortune 500 companies, who will include our products in their executive compensation programs. Professional corporate insurance brokers will sell this product to their existing customer base. The top 10 such insurance brokers employ in excess of 90,000 sales people. In addition, employee benefits providers, and executive compensation firms, will be prime candidates to sell our products.

Our products will be sold as an add-on, and / or as additional employee benefits coverage sold directly to risk managers, human resource departments, and internal travel and / or trade association operations within corporations.

TRAVEL INDUSTRY - This is a segment experiencing exceptional growth, as baby boomers become empty nesters. It is also an industry in which travel agency profits have been under pressure as airlines have pushed direct ticket purchase programs and reduced commissions. Our company, with its 40% travel agent commission structure, is a significant potential source of new revenue for travel agencies, wholesalers, and travel packagers.

There are a number of travel industry firms which develop wholesale travel packages to be sold through captive and independent travel agents. The primary travel package providers are API, Travcoa, and Abercrombie and Kent. Two of the largest United States travel agencies are American Express and Carlson. Woodside Travel Trust is the largest travel consortium in the world, with sales of $20 billion generated by 65 partners and 2,500 offices in the United States. We expect their endorsement of the Company's product. Woodside Travel Trust has the potential to sell 2,000,000 our products per month.

INTERNET - America Online (AOL) has 2,000,000 customers who regularly purchase airline tickets via the internet. Microsoft recently began accepting airline tickets over its internet travel site. The internet is an area of explosive travel services growth. We have been in contact with award winning web site designers, working to create a state-of-the-art location. Where appropriate, our web site information will be included on collateral materials.

ASSOCIATIONS - Increasingly, special interest associations are offering travel services to their members. An association has paid dues because they deliver value-added services and products. Therefore, to a dues driven organization such as an association, a product like the TRANSWORLD EMERGENCY TRAVEL ASSISTANCE PROGRAM is very attractive.

For example, the American Association of Retired Persons (AARP) has 35,000,000 members, and offers a full range of travel programs. Other examples of potential markets include the American Automobile Association, with its millions of members, and the Nevada State Teachers Association, whose 9,000 members almost all travel outside the state during the summer months.

CREDIT CARD - This market is a major opportunity for our company. Discussions have been held with one of the major credit card companies about adding our product as a standard feature for each cardholder.

BUSINESS  STRATEGY
------------------

We will employ the following business strategies and goals:

- One or more early sales commitments by the end of month three from well-known corporations in the manufacturing or insurance industries.

- Bundle living benefits and repatriation services to customer driven time frames.

- Leverage sales effort through strategic alliances with established sales organizations serving primary markets.

-    Offer exceptional value, being the low cost provider whenever possible.

-    Become the "brand name" for Emergency Travel Assistance Programs worldwide.

-    Offer cooperative advertising funds to expedite market penetration.

- Develop Emergency Travel Assistance products for emerging markets, and distribution channels, such as the internet.

-    Hire, motivate, and retain top quality sales and marketing personnel.

-    Provide product enhancement on a regular basis.

-    Use technology to lower product costs - becoming a virtual organization.

-    Excel in customer service and support.


We will be implementing our strategies and goals the following ways:

We are planning to offer easy-to-understand, and simple to purchase, Emergency Travel Insurance products, that provide valuable living and death benefits. Consumers will be able to purchase short term, annual, or lifetime policies through our wholesale network of insurance companies, brokers, travel agencies, or funeral homes, as well as the Internet, and other mass marketing venues.

We will continue detailed research on current and future products, thereby offering exceptional value, and in most cases, being the lowest cost provider of these services.

When funded, we are projecting a substantial advertising budget, cooperative advertising program, and media discount opportunities, and we believe this will position us as the "brand name" in the Emergency Travel Insurance business. Our advertising programs will target the consumer from this position of strength, generating leads for our wholesale partners, with whom we will be developing strategic alliances for quick product rollout.

We will continue to supply our immense target markets with product enhancements and new products, while taking our current product line to Asia and Europe by December 31, 2005.

We have a strong focus on experienced and talented management and are conveying that focus into the sales department, where very strong "center of influence" personnel are being hired as funding allows, with an outstanding incentive program, and the best product line available in the industry. The diversity of the product, purchase periods, and diverse markets, can only be managed using state of the art technology, and substantial customer service and support all of our strong assets.

DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS
-----------------------------------------------

CRITICAL ACCOUNTING POLICIES

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income/loss from operations, and net income/net loss, as well as on the value of certain assets on our balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our financial statements, the area that is particularly significant is the valuation of our deferred tax assets. In addition, please refer to Note 1 to the accompanying consolidated financial statements for further discussion of our accounting policies.

Deferred Tax Assets.  We recognize deferred tax liabilities and assets for the
-------------------
expected future tax consequences of events that have been recognized in our financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered. Deferred tax assets consist primarily of the tax effect of net operating loss carryforwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding realizability.

RESULTS OF OPERATIONS

During the three months ended March 31, 2003, we had no revenues and incurred a net loss of $318,014 compared to net loss of $150,738 during the three months ended March 31, 2002, all of which have been considered as part of our development stage activities.

General and administrative expenses for the three months ended March 31, 2003 were $209,330, compared to $146,861 for the three months ended March 31, 2002. The increase in expenses of $62,469 for the current three months were due substantially to compensation and consulting expenses associated with completing the merger and further developing the services to be provided as part of our anticipated offerings.

During the three months ended March 31, 2003, we recorded interest expense of $8,711 compared to $3,877 for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

We had $339 in cash at March 31, 2003. We had $1,977,136 in current liabilities at March 31, 2003.

During the three months ended March 31, 2003, our net cash position increased by $339 from a beginning balance of $0 as of December 31, 2002. During the three months ended March 31, 2003, we had a loss from operations of $218,041, generated no cash flows from investing activities and generated net cash flows from financing activities of $148,250. During this period, our operating activities utilized net cash of $147,911.

Our cash flows from financing activities included $163,750 received from the issuance of a convertible debenture.

We do not currently have any material commitments for capital expenditures in the short term other than those expenditures incurred in the ordinary course of business.

Since inception, our operating and investing activities have used all cash from financing activities. We will have an ongoing need to raise additional capital to meet working capital requirements in order to fund the growth and development of the business.

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the periodic reports filed by us with the Securities and Exchange Commission (the "SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company's management. Based on our most recent evaluation, which was completed within 90 days of the filing of this Quarterly Report on Form 10-QSB, our Chief Executive Officer and Chief Financial Officer believe that the our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation.


                           PART II.  OTHER INFORMATION
                           ---------------------------


ITEM 2. CHANGES IN SECURITIES
-----------------------------

Common Stock  On January 30, 2003, we issued 4,500,000 shares of common stock to
------------
the stockholders of TransWorld Benefits, Inc. (the "TWBI Stockholders"), as more fully described in our Form 8-K, filed with the Securities and Exchange Commission on February 14, 2003, which is hereby incorporated herein. In connection with the sale of the Debenture and Warrant, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506. We did not publish any advertisement, article, notice or other communication intended for public distribution regarding our intent to make this offering. Prior to completing the sale, we supplied information to the TWBI Stockholders in compliance with Rule 502(b). The TWBI Stockholders represented in writing that the shares were being acquired for investment purposes only and not for resale, and, in addition, the certificates representing the securities bear a restrictive legend in accordance with Rule
144. There were no underwriters, and no commissions were paid in connection with this offering. The offer was closed on January 30, 2003, upon closing the transaction with the TWBI Stockholders.

8% Convertible Debenture and Warrant.  On January 29, 2003, we issued an 8%
------------------------------------
Convertible Debenture and a Warrant to La Jolla Cove Investors, Inc. (the "Investor"), as more fully described in our Form 8-K, filed with the Securities and Exchange Commission on February 14, 2003, which is hereby incorporated herein. In connection with the sale of the Debenture and Warrant, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506. We did not publish any advertisement, article, notice or other communication intended for public distribution regarding our intent to make this offering. Based upon information provided to us by the Investor, we determined that it was an accredited investor because it had net assets in excess of $5,000,000. Prior to completing the sale, we supplied information to the Investor in compliance with Rule 502(b). The Investor represented in writing that the shares were being acquired for investment purposes only and not for resale, and, in addition, the certificates representing the securities bear a restrictive legend in accordance with Rule 144. There were no underwriters, and no commissions were paid in connection with this offering. The offer was closed on January 29, 2003, upon closing the transaction with the Investor.

ITEM 5:  OTHER INFORMATION
--------------------------

CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT.

     a) Effective as of June 23, 2003, we terminated the services of our principal independent auditor, Morgan & Company Chartered Accountants, P.O. Box 10007 Pacific Centre, Suite 1488 - 700 West Georgia St., Vancouver BC Canada V7Y 1A1 (the "Former Accountant").

          i.     We dismissed the Former Accountant.

          ii. No adverse opinion or disclaimer of opinion was made during the past two years by the Former Accountant, and no opinion of the Former Accountant was qualified or modified as to uncertainty, audit scope or accounting principals.

          iii. The change in auditors was recommended by our Board of Directors.

          iv. During the two most recent fiscal years and the interim period preceding such dismissal, we are not aware of any disagreements with the Former Accountant on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of the Former Accountant, would have caused it to make references to the subject matter of the disagreement(s) in connection with its report.

          v. We are not aware of any reportable events that have occurred during the two most recent fiscal years and the interim period preceding the dismissal of the Former Accountant.

     b) We have engaged a new principal independent accountant effective as of June 23, 2003, to act as an independent accountant to audit our financial records upon which we will rely in reports filed with the Securities and Exchange Commission. Our new accountant is Corbin & Company, LLP 2603 Main Street, Suite 600, Irvine, California 92614-4259, telephone number 949-756-2120, fax 949-756-9110 (the "New Accountant"). During the two most recent fiscal years and the interim period preceding the appointment of the New Accountant, we have not consulted the New Accountant regarding either:

          (i) The application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor advice was provided to us that the New Accountant concluded was an important factor considered by us in reaching a decision as to the accounting or financial reporting issue; or

          (ii) Any matter that was either the subject of a disagreement or a reportable event (as defined in Regulation S-K, Item 304(a)(i)).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (a)
--------------------------------------------

(a) Exhibits:

4.1 8% Convertible Debenture, dated January 29, 2003, issued to La Jolla Cove Investors, Inc. is hereby incorporated by this reference to Exhibit 4.1 to our Form 8-K filed with the Securities and Exchange Commission on February 14, 2003.

4.2 Warrant to Purchase Common Stock, dated January 29, 2003, issued to La Jolla Cove Investors, Inc. is hereby incorporated by this reference to
     Exhibit 4.2 to our Form 8-K filed with the Securities and Exchange Commission on February 14, 2003, 2003.

4.3 Side Letter Agreement, dated January 29, 2003, between "The Company" and La Jolla Cove Investors, Inc. is hereby incorporated by this reference to
     Exhibit 4.3 to our Form 8-K filed with the Securities and Exchange Commission on February 14, 2003.

4.4 Registration Rights Agreement dated January 29, 2003, between "The Company" and La Jolla Cove Investors, Inc. is hereby incorporated by this reference to Exhibit 4.4 to our Form 8-K filed with the Securities and Exchange Commission on February 14, 2003.

10.1 Put and Call Agreement by and between La Jolla Cove Investors, Inc., Charles C. Seven and Keith T. Romine, dated January 29, 2003 is hereby incorporated by reference to Exhibit 5 of the Schedule 13D filed by Charles Seven with the Securities and Exchange Commission on February 10, 2003.

21.1 Subsidiaries

     TransWorld Benefits, Inc, a Nevada Corporation

(b) Reports on Form 8-K: The following reports on Form 8-K were filed during the quarter ending March 31, 2003:

Form 8-K, Filed on February 14, 2003, regarding the acquisition of TransWorld Benefits, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


THINKA  WEIGHT-LOSS


Date:  June  24,  2003

By:  /s/  Charles  C.  Seven
-----------------------------------------------------------
Charles  C.  Seven,  Chief  Executive  Officer


By:  /s/  Keith  T.  Romine
-----------------------------------------------------------
Keith  T.  Romine,  Secretary  and  Treasurer

Charles  Seven
                                CERTIFICATION OF
                             CHIEF EXECUTIVE OFFICER
                               PURSUANT TO 15D-14


I, Charles Seven, certify that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 24, 2003


/s/ Charles Seven
-----------------
Charles Seven
Chief Executive Officer

                                CERTIFICATION OF
                             SECRETARY AND TREASURER
                               PURSUANT TO 15D-14


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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 24, 2003

/s/ Keith Romine
----------------
Keith Romine
Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                                18 U.S.C.  1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Thinka Weight-Loss Corporation (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles Seven, Chairman, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                              /s/  Charles  Seven
                              -------------------
                              Charles  Seven
                              Chairman, President and Chief Executive Officer June 24, 2003

                            CERTIFICATION PURSUANT TO
                                18 U.S.C.  1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Thinka Weight-Loss Corporation (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Keith Romine, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                              /s/  Keith  Romine
                              ------------------
                              Keith  Romine
                              Secretary  and  Treasurer
                              June  24,  2003