Form 10KSB
period 2003-06-30
THINKA WEIGHT LOSS CORP
filed 2003-10-17
CIK 1107445

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended June 30, 2003


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
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)


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



The number of shares of the Registrant's Common Stock outstanding as of October 10, 2003 was 26,292,814.

                       DOCUMENTS INCORPORATED BY REFERENCE
Transitional Small Business Disclosure Format (Check one):   Yes [_]   No [X]

================================================================================

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year.     $0

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $1,902,659.22.
                             -------------

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  [ ] Yes   [ ] No

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date.     26,292,814
                                                      ----------

                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

     Transitional Small Business Disclosure Format (Check one):  [ ] Yes  [ ] No

                                                              TABLE OF CONTENTS

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
   Item 1.   Description Of Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
   Item 2.   Description Of Property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
   Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
PART II  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
   Item 5.   Market For Common Equity And Related Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
   Item 6.   Management's Plan Of Operation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
   Item 7.   Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17
   Item 8.   Changes In And Disagreements With Accountants On Accounting And Financial Disclosure  . . . . . . . . . . . . .  38
   Item 8a.  Controls And Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  38
   Item 9.   Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange
             Act . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  39
   Item 10.  Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  41
   Item 11.  Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Maters . . . . . . . . .  41
   Item 12.  Certain Relationships And Related Transactions  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  42
   Item 13.  Exhibits And Reports On 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  43
   Item 14.  Principal Accountant Fees And Services  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  45

                                     PART I

     ITEM 1.   DESCRIPTION OF BUSINESS
     ---------------------------------

Our  Background.  We were incorporated in Nevada on September 14, 1999 as Encore
---------------
Ventures, Inc. On or about August 9, 2001, we filed the necessary documents with the Secretary of State of Nevada to change our name to Thinka Weight-Loss Corporation. We also changed our symbol from "ECVI" to "TWLO". On April 16, 2003, the Board approved a resolution to change the name of the Company to TransWorld Benefits International, Inc. The Company is in the process of filing a Certificate of Amendment to the Articles of Incorporation with the Nevada Secretary of State to effect such name change.

Our  Business.  We  were  originally  in  the  business  of mineral exploration.
-------------
However, we made the decision to change the direction of our business. In July 2001, we purchased all of the assets of Six Forty-Nine Incorporated, a Nevada corporation ("649 Inc."), in exchange for 12,892,300 shares of our common stock. The assets included all right, title and interest in the Thinka product, a liquid, low carbohydrate, high protein weight loss product. On November 3, 2000, 649 Inc. had purchased the right, title and interest in the Thinka product from Dr. Louis Scarrone, the creator of the Thinka diet product. In the Fall of 2002, we determined that we could not be profitable with the Thinka product. Our former officers and directors believed it was in the best interest of our stockholders to discontinue the company's current business and attempt to acquire a new business which may provide more value to our stockholders. To further this objective, our former officers and directors agreed to acquire TransWorld Benefits, Inc., a Nevada corporation, in a tax-free reorganization, pursuant to a Share Purchase Agreement, dated October 4, 2002. We filed a copy of the Share Purchase Agreement as an exhibit to our Form 8-K filed with the Securities and Exchange Commission on October 15, 2002. Our Form 8-K, filed with the Securities and Exchange Commission on October 15, 2002, is hereby incorporated into this Registration Statement by this reference.

Effective as of January 30, 2003, we acquired TransWorld Benefits, Inc. pursuant to the Share Purchase Agreement, as more fully described in our Form 8-K filed on February 14, 2003. In connection with the acquisition, our issued and outstanding common stock was increased from 14,534,600 shares to 19,034,600 shares. Our current business plan is focused solely on the business of our wholly-owned subsidiary, TransWorld Benefits, Inc.

Our  Products.  We are committed to providing the most exclusive, comprehensive,
-------------
dignified, convenient and private emergency travel benefits worldwide. This includes the transportation of injured individuals in a medical emergency, commonly known as "medical evacuation," and transportation of the deceased, commonly known as "repatriation." We intend to include both domestic and international travel on private jets. We have developed a proprietary, one-of-a-kind benefits package to provide these services, and we intend to underwrite our ability to provide those benefits through "A" rated insurance companies. We currently refer to our complete line of benefits as our "Emergency Travel Assistance Program."

A more detailed description of the products we plan to offer is set forth below:

     LIVING BENEFITS:

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

     - Complete and Paid Handling of All Funeral Details - including ground transportation at ending and receiving sites, embalming or cremation, and travel containers.

     - Processing of Paperwork and Regulatory Compliance - includes adherence to international law and religious custom of deceased.

     - Vehicle Return - up to $2,000 for the return of vehicle with annual trip policies.

     -    Death Benefit - a $10,000 accidental death benefit.

Our products will likely include the return of remains by contracted private executive aircraft as a standard feature. We will provide dignified and respectful service, and up to three members of the deceased's family may also accompany the remains. Of the world's airports, 90% are unable to accommodate a commercial airplane. Our solution provides privacy and convenience at a time of need.

While our main focus for its lifetime products is wholesale through groups, a number of these groups finance their resales over one, three, or five years and have asked us to either do some premium financing on lifetime products or assist them in their effort. We are considering offering this financing in the future.

Our  Market.  Generally,  we  refer  to  our  market  as  the  emergency  travel
-----------
assistance market, which includes both medical evacuation and repatriation. Americans are traveling in record numbers for business and pleasure. We believe that the emergency travel assistance market can grow significantly through a number of existing markets, including private associations, unions, credit card companies, cruise lines, incentive travel, funeral, insurance, Internet travel sales, time-shares and travel agencies. The markets for TransWorld's Emergency Travel Assistance Program are substantial and diverse. Each represents a major economic opportunity. The primary markets for the company are:

-    Travel - Americans take over 2 billion trips per year.

-    Cruise Lines - In 2000 there were 6,000,000 passengers.

-    Insurance - Millions of insurance policies are sold annually.

- Funeral - Approximately 2,000,000 pre-need insurance policies are sold each year.

- Associations - The American Association of Retired People (AARP), for example, has 35,000,000 members.

-    Corporations - 200,000,000 plus business trips are taken per year.

-    Credit Card - 1,383,000,000 bank credit cards are outstanding.

- Timeshare - Resorts International has over 2,000,000 timeshare owners who take 4,600,000 trips per year.

- Internet - America Online (AOL) has 2,000,000 subscribers purchasing airline tickets annually.

These are mature markets with well-established and accessible channels of distribution for an emergency travel assistance program. Companies who sell to these markets are continuously looking for unique, high quality products. Their sales force of thousands of representatives can expedite our acceptance and penetration in the target markets. We plan to use primarily these channels of distribution, with an initial focus on the first 4 listed above.

For example, the cruise ship industry has a number of sick, injured and deceased people on cruises each month. Our product would allow them to deal with these potential public relations nightmares in a proactive manner. By including in the cost of a cruise the very affordable TransWorld Emergency Travel Assistance Program, at $8 for 7 days, $10 for 15 days, or $15 for 30 days, industry leaders could have a dignified, professional and affordable solution to this problem.

Another target market is the funeral industry. One of the most promoted and profitable product sold by the funeral industry is pre-need insurance. This allows a family to purchase insurance covering the cost of a funeral years ahead of their anticipated need. The TransWorld Benefits Emergency Travel Assistance Program, when added to an existing pre-need marketing program, provides the funeral industry with an effective sales tool and profit center.

A more detailed analysis of each market is set forth below:

Mass Markets
------------

TRAVEL INDUSTRY

This is a segment experiencing exceptional growth, as baby boomers become empty nesters. It is also an industry in which travel agency profits have been under pressure as airlines have pushed direct ticket purchase programs and reduced commissions. With our 40% travel agent commission structure, our products can be a significant potential source of new revenue for travel agencies, wholesalers, and travel packagers.

There are a number of travel industry firms that develop wholesale travel packages to be sold through captive and independent travel agents. The primary travel package providers are API, Travcoa, and Abercrombie and Kent. Two of the largest United States travel agencies are American Express and Carlson. Woodside Travel Trust is the largest travel consortium in the world, with sales of $20 billion generated by 65 partners and 2,500 hundred offices in the United States. We are seeking their endorsement of our product, which may include a distribution agreement. Woodside Travel Trust has the potential to sell 2,000,000 of our products per month.

CRUISE  LINES

The cruise ship category is a fast-growing segment of the vacation travel industry. Investor's Daily reports that, in 2000, the North American cruise-line industry carried a record 6 million passengers. Capacity use was the highest ever reported, at 90.8%. Over the next five years, the industry reports that it will add another 30 ships, representing a 51% increase in capacity. The Caribbean has been the primary focus of the cruise industry. However, other areas are growing in popularity. Carnival Cruises, with an annual passenger count of over 1,000,000, recently based a new ship in the Southern California market.

Historically, the cruise industry has had no way of storing a passenger's remains. In the event of a passenger's death, burial at sea was the accepted industry policy. There were a number of complaints about this practice, and as a result, beginning eight years ago, all new cruise ships were outfitted with refrigerated storage areas for passenger remains. Norwegian Cruise Lines is reported to experience an average of four deaths per month on their Caribbean routes.

With our dignified return of remains via private executive aircraft, we can provide a solution to a passenger's death that is in keeping with the cruise ship industry's image of exceptional service and concern for their customers. Every cruise ticket can be written with the TransWorld Emergency Travel Assistance Program included. On a cruise ship ticket costing $1,000 per person, an add-on of $8 or $10 is insignificant to the overall price to the traveling customer, and we believe we can successfully market our product at this price.

INSURANCE  INDUSTRY

Our products will have broad appeal to Fortune 500 companies, who will include our products in their executive compensation programs. Professional corporate insurance brokers will sell this product to their existing customer base. The top 10 such insurance brokers employ in excess of 90,000 sales people. In addition, employee benefits providers, and executive compensation firms, will be prime candidates to sell the Company's products.

Our products will be sold as an add-on, and/or as additional employee benefits coverage sold directly to risk managers, human resource departments, and internal travel and/or trade association operations within corporations.

FUNERAL  INDUSTRY

US News and World Report indicated that the funeral industry has annual sales of $25 billion. After a century of declining mortality in America, the death rate will increase in the years ahead, as baby boomers age.

Industry projections call for approximately 2,000,000 pre-need funeral insurance policies to be sold annually for the next twenty years. Pre-need insurance is sold to individuals to cover the future expenses of a funeral and burial. It has become a major profit center for the funeral industry. Service Corporation International, one of the largest funeral firms in the country, has $3.2 billion of pre-need policies on its books.

Three companies dominate the funeral industry organizations. These are Service Corporation International, Lowen Group, and Stuart Enterprises. Collectively, they control about 15% of the country's 23,000 funeral homes, and provide 1 in 5 funerals.

Our goal is to sell our product to 47,000 people in the first year of distribution through the funeral industry. This represents less than a one percent market penetration of the total projected pre-need insurance policy sales of approximately 2,000,000 in 1998. We hope to begin sales in the funeral industry by the end of this quarter ending September 30, 2003. Service Corporation International, Loewen Group, United Family Life, Ross Hiss (a Loewen Company), Inglewood Cemetery (a Centennial Company), Matthews, and Monumental Life all have the capacity to individually equal or surpass the our projected first-year sales.

Following these industry leaders are 11 firms, each of which could generate between 500 and 2,000 policy sales monthly. All have a strong motivation to offer an Emergency Travel Assistance Program.

One of the unique benefits of our TransWorld Emergency Travel Assistance Program is that we can, in many situations, allow a family to comply with their religious customs and practices in a time of need. As an example, it is a custom of the Jewish faith that a burial takes place before sundown on the day following one's death. Our return of remains by private executive aircraft would most often meet this time constraint. We are not aware of any other pre-paid repatriation service that exclusively uses private, executive aircraft.

ASSOCIATIONS

Increasingly, special interest associations are offering travel services to their members. An association has paid dues because they deliver value-added services and products. Therefore, to a dues-driven organization such as an association, a product like our TransWorld Emergency Travel Assistance Program is very attractive.

For example, the American Association of Retired Persons (AARP) has 35,000,000 members, and offers a full range of travel programs. Other examples of potential markets include the American Automobile Association, with its millions of members, and the Nevada State Teachers Association, whose 9,000 members almost all travel outside the state during the summer months.

CORPORATIONS

Corporate travel will be a major source of revenue for us. According to the Bureau of Census, in 1995 there were 207,000,000 business trips in the United States. Business Travel News reports that in 1997, the five companies with the largest airline travel budgets spent $1.2 billion on airline tickets. Americans take nearly 60 million trips abroad annually.

Another major source of potential sales is corporate meeting and incentive trips. Corporate meeting and incentive planners get together often and share ideas. Our representatives can act as guest speakers at such meetings, as they have done in the past.

CREDIT  CARD

This market is a major opportunity for us. We have held discussions with one major credit card company about adding our product as a standard feature for each cardholder.

TIMESHARE

The timeshare industry is a prime candidate for our products. Worldwide, there are more than 6,000 timeshare resorts. More than 4,000,000 people in 174 countries are vacation time owners. Resorts International, the industry leader, has 2,000,000 members around the world. Its member benefits include travel agency services (including airline tickets), tour packages, and car rentals.

Our insurance sales and management group has identified corporate, association, and insurance groups, particularly HMOs, for presales or sales during the first 90 days after start-up. We expect that start-up to begin in about 30 days.

We require a modest level of market penetration to achieve or exceed its projected sales and profit objectives. We expect target market penetrations of less than 1% in year one, 5% in year two, and 10% in year three, excluding all Internet sales. To achieve these goals, we must receive about $4,500,000 of additional funding, including $1,800,000 that we expect to receive through a private placement of equity securities to La Jolla Cove Investors. A detailed description of the private placement of these securities, a convertible debenture and warrant, to La Jolla Cove Investors, Inc., is included on pages 7 through 9 of our Form SB-2, filed with the Securities and Exchange Commission on August 26, 2003, which is hereby incorporated by reference.

INTERNET

America Online (AOL) has 2,000,000 customers who regularly purchase airline tickets via the Internet. Microsoft recently began accepting airline tickets over its Internet travel site. The Internet is an area of explosive travel services growth. We have been in contact with award winning web-site designers, working to create a state-of-the-art web site. Our web site is currently located at www.twbi.com.


Our  Suppliers.  The  supply  of  our  services  from  third  parties are either
--------------
committed or being negotiated with our vendors. The repatriation of remains benefit, medical evacuation and necessary repatriation, as well as accidental death and dismemberment benefits, are being negotiated on a reinsurance basis for trip, annual, and lifetime products on a rollover basis. Approximately 60%
- 80% of the FAA certified aircraft in the United States capable of medivac or return of human remains flights have been contracted to, or are available to, us on an exclusive basis. Additionally, the pre-need insurance companies operating in the funeral industry will, in some cases, underwrite those products using a reinsurance carrier. An "A" rated company, Fidelity Security Life, has insured the exclusive travel medical bridge policy. U.S. Assist, and other assistance companies have offered us contracts for our worldwide assistance product. To complete all of our vendor agreements, we believe we need to receive about $4,500,000 of financing over the next twelve months, including the $1,800,000 we expect to receive from a private placement to La Jolla Cove Investors, Inc.

Our  Distribution  Method.
-------------------------

We are offering easy-to-understand, and simple to purchase, emergency travel assistance products. Consumers can purchase short term, annual, or lifetime products through our wholesale network of insurance companies, brokers, travel agencies, and funeral homes, as well as directly through the Internet, and other mass marketing venues. We will be developing strategic alliances with funeral companies, insurance companies and travel companies to be our primary source of distribution.

We intend to become the "brand name" in the emergency travel assistance market through substantial expenditures in advertising, a cooperative advertising program, and media discount opportunities.

We plan to continue to supply our immense target markets with product enhancements, and with new products, while taking our current product line to Asia and Europe by the end of year two.

We are hiring very strong "center of influence" personnel with an outstanding incentive program. The diversity of the product, purchase periods, and diverse markets, can only be managed using state of the art technology, and substantial customer service and support. We will focus a large percentage of our resources on customer service personnel and sales staff focused on effective distribution of our products.

Our  Business  Strategy.
-----------------------

We intend to utilize non-captive sales organizations that call on our target customers to penetrate the emergency travel assistance markets. To facilitate the introduction of the emergency travel assistance markets, we intend to use following brand names: Above and Beyond, The One-Call Guaranteed Traveler's Retrieval Plan(TM), HomewardBound(TM), and Homelink(TM). We will offer these brand names and others to any sales organization that wishes to have its own dedicated brand name within a specific market segment. We will continue to seek control of appropriate names on an as-needed basis. We have not registered these trade names in any state or with the U.S. Patent and Trademark Office. These or similar trade names are being used by other parties in related business. Although we believe our products and our market are unique enough to permit our use of these same or similar names, there is no guaranty that our use will not infringe on the rights of other parties or that we may be prohibited from using these names in the future.

To encourage sales organizations that are selling our products, we will make available cooperative advertising funds, which will match those of the sales organization. This should allow the product distributor to maximize its advertising budget.

A major source of our new business will be conventions. The association, corporate, credit card, cruise ship, insurance, Internet, funeral and travel industries, have regular and well-attended conventions dealing with new product introductions and industry improvements.

We intend to build a number of strategic alliances with leaders in each of its primary markets. Our goal is to motivate selected sales organizations to aggressively sell our products. We will offer our strategic alliance partners a number of advantages, which may include advertising or endorsements, co-op advertising funds, and/or product discounts for volume purchases.

Where appropriate, we will underwrite our product purchases on a direct basis from wholesale pre-need insurance companies. These buybacks from pre-need insurance company customers will serve as additional incentive to make our products a standard part of these wholesalers' product lines. Companies such as Allianz, York Agencies, Liberty Insurance, United Family Life, SCI and Loewen, and Stewart Enterprises are all candidates for underwritten product purchases.

For select companies, an exclusive license may be appealing. This should be of interest to credit card companies such as Visa or MasterCard, and cruise lines like Carnival or Princess. Maritz, the industry leader in incentive travel, would be a good candidate for an exclusive license. TIG, Mercer, and Marsh are all companies who package and sell benefits. Each are excellent prospects for their own exclusive license agreement.

Our  Research  and Development.  We have developed our own proprietary actuarial
------------------------------
analysis, qualifying the economic risk to offer return of remains by private executive aircraft.

TransWorld Benefits, Inc. purchased the results of over five years of research on the emergency travel assistance market from Sevcor International. In addition, we have conducted additional research. This research sought to establish exclusive aircraft networking and target markets with existing distribution channels. This research also provided data about adequately underwriting the products, other insurance issues and state laws and regulations. The research also produced a proprietary actuarial study for our products.

We plan to research markets in Asia, particularly Japan (3.5 to 4 million Japanese are visiting the United States alone, year-round), and in Western Europe, where special travel insurance must be in place for those living under National Health Plans when traveling across borders. An executive at AIG, one of the world's largest insurers, estimated their market for our product in Japan and Europe would be at least 10,000,000 policies annually. Each country will require a market study, an actuarial analysis, costing of private aircraft and other products, a ground handling expense study, and competition analysis, which will be researched in detail beginning in year two with sales and operations to begin in year three. We may also research the effectiveness of franchising our services abroad, which will include market acceptance studies as well as legal analysis of regulatory requirements.

Competition.  Below  is  a  chart  showing  the  products  offered  by our known
-----------
competition in the travel industry compared to our products.

----------------------------------------------------------------------------------------------------------------------------
PLAN NAME         TWBI          TRAVELEX          HIGHWAY           ACCESS            ASSIST         TRAVEL-         AIG
                                                    TO              AMERICA           AMERICA         GUARD
                                                  HEALTH
----------------------------------------------------------------------------------------------------------------------------
RETURN OF      Private      No                Commercial       Up to              Paid in Full     Assistance    Up to
MORTAL         aircraft     information       Cargo -          $50,000            Commercial       only          $25,000
REMAINS        paid in                        $10,000          Commercial         Cargo                          Commercia
               full up to                     maximum          Cargo                                             l Cargo
               $25,000
----------------------------------------------------------------------------------------------------------------------------
LOCAL          Paid in      No                No               No                 Paid in full     Assistance    No
MORTUARY       full         information                                                            only
SERVICE
----------------------------------------------------------------------------------------------------------------------------
EMERGENCY      Optional     Up to             $        50,000  Up to              Paid in full     $10,000       Up to
EVACUATION     up to        $50,000                            $50,000                                           $25,000
               $50,000
----------------------------------------------------------------------------------------------------------------------------

------------------------------
PLAN NAME          WORLDWI
                  DE ASSIST
------------------------------

RETURN OF      Up to
MORTAL         $20,000
REMAINS        Commercial
               Cargo
------------------------------
LOCAL          Paid for
MORTUARY
SERVICE
------------------------------
EMERGENCY      Up to $25,000
EVACUATION
------------------------------


----------------------------------------------------------------------------------------------------------------------------
PLAN NAME      TWBI         TRAVELEX          HIGHWAY          ACCESS             ASSIST           TRAVEL-       AIG
                                              TO               AMERICA            AMERICA          GUARD
                                              HEALTH
----------------------------------------------------------------------------------------------------------------------------
EMERGENCY      Optional     Assistance        $20,000          Assistance         Paid in full     Assistance    Assistance
MED SERVICES                only                               only                                only          Only
ASSIST
----------------------------------------------------------------------------------------------------------------------------
MEDICAL        Secondary    $5000 medical     $25,000          Up to              Assistance       $10,000       Up to
BENEFITS       up to        $750 dental       domestic         $10,000            Only                           $30,000
               $2,500                         $100,000          (secondary)
                                              International
                                              (secondary)
----------------------------------------------------------------------------------------------------------------------------
AD & D         $10,000      $10,000           $10,000          Up to              Optional         No            $25,000
BENEFITS                                                       $50,000                             information
----------------------------------------------------------------------------------------------------------------------------
VEHICLE        Paid in      No                Paid for         No                 Optional         Assistance    No
RETURN         full up to                                                                          only
               $2,000
----------------------------------------------------------------------------------------------------------------------------
KIDNAP &       Optional     No                No               No                 Optional         No            No
RANSOM         up to
COVERAGE       $ 5,000,000
----------------------------------------------------------------------------------------------------------------------------
FAMILY         Paid in      1 person after    Child only       1 person           1 person         Assistance    No
MEMBER         full up to   7 days of                          after 7 days       after 7 days     only
TRAVEL         three        hospitalization                    of                 of
               when                                            hospitalization    hospitalization
               available
----------------------------------------------------------------------------------------------------------------------------
CONSULAR,      Paid in      Assistance        No               Assistance         Assistance       Assistance    Assistance
IMMIGRATION &  full         Only                               only               Only             only          Only
CUSTOMS
----------------------------------------------------------------------------------------------------------------------------
BAGGAGE        Optional     Delay - $200      $200             Delay - $200       No               Delay -       Up tp
LOSS/DELAY                  Loss -            secondary        Loss - $1000                        $200          $1,000
                            $1000                                                                  Loss -
                                                                                                   $1000
----------------------------------------------------------------------------------------------------------------------------
TRIP           Optional     Up to $25,000     No               $20,000            No               Trip cost     Up to
CANCELLATION                                                   maximum                                           $1,500
----------------------------------------------------------------------------------------------------------------------------
TRIP           Optional     Up to $500        Up to $1,000     Trip Cost          No               150% trip     Up to
INTERRUPTION/                                                                                      cost          $1,500
DELAY
----------------------------------------------------------------------------------------------------------------------------
LEGAL          Optional     Assistance        No               Assistance         Assistance       Assistance    Assistance
ASSISTANCE                  only                               only               Only             only          Only
----------------------------------------------------------------------------------------------------------------------------
TICKETING      Optional     Assistance        No               Assistance         Assistance       Assistance    Assistance
ASSISTANCE                  only                               only               Only             only          Only
----------------------------------------------------------------------------------------------------------------------------
CASH           Optional     Assistance        Optional         Assistance         For in           Assistance    Assistance
ADVANCE                     only                               only               Hospital         only          Only
----------------------------------------------------------------------------------------------------------------------------
RENTAL CAR     Optional     Optional          Up to            Up to              No               Optional      No
EXPENSE                                       $30,000          $25,000
----------------------------------------------------------------------------------------------------------------------------

------------------------------
PLAN NAME      WORLDWI
               DE ASSIST
------------------------------
EMERGENCY      Assistance
MED SERVICES   Only
ASSIST
------------------------------
MEDICAL        $50,000
BENEFITS           (Secondary)
------------------------------
AD & D         $25,000
BENEFITS
------------------------------
VEHICLE        No
RETURN
------------------------------
KIDNAP &       No
RANSOM
COVERAGE
------------------------------
FAMILY         No
MEMBER
TRAVEL
------------------------------
CONSULAR,      Paid For
IMMIGRATION &
CUSTOMS
------------------------------
BAGGAGE        $200
LOSS/DELAY
------------------------------
TRIP           Optional
CANCELLATION
------------------------------
TRIP           $5,000
INTERRUPTION/
DELAY
------------------------------
LEGAL          Assistance
ASSISTANCE     Only
------------------------------
TICKETING      Assistance
ASSISTANCE     Only
------------------------------
CASH           Assistance
ADVANCE        Only
------------------------------
RENTAL CAR     No
EXPENSE
------------------------------

Below is a chart showing the products offered by our known competition in the funeral industry compared to our products

------------------------------------------------------------------------------------------------------------------------
                    TWBI          FORETHOUGHT          FORTIS            HOMESTEADERS           LOWEN           SCI
------------------------------------------------------------------------------------------------------------------------
PLAN NAME     Above &           Assist America   MAP FRE             Assist America         Assist America  MEDEX
              Beyond
------------------------------------------------------------------------------------------------------------------------
REPATRIATION  Private           Commercial - no  Commercial -no      Commercial - no limit  Commercial      Commercial
              aircraft - paid   limit            limit
              in full up to
              $50,000
------------------------------------------------------------------------------------------------------------------------
LOCAL         Paid in full      Paid in full     Paid in full        Paid in full           Paid in full    Paid in full
MORTUARY
SERVICE
------------------------------------------------------------------------------------------------------------------------
PRIVATE       Paid in full up   None             None                None                   None            None
VEHICLE       to $2,000
RETURN
------------------------------------------------------------------------------------------------------------------------
FAMILY        Paid in full up   None             One to              None                   None            None
MEMBER        to three when                      accompany or
TRAVEL        available                          travel to site for
                                                 next of kin to
                                                 return with
                                                 deceased
------------------------------------------------------------------------------------------------------------------------
CONSULAR,     Paid in full      Paid in full     Paid in full        Paid in full           Paid in full    Paid full
CUSTOMS &
IMMIGRATION
SERVICES
------------------------------------------------------------------------------------------------------------------------

Government  Regulation of Our Proposed Products.  The Federal Aviation Authority
-----------------------------------------------
(FAA) must certify a private executive aircraft for medivac or return of remains flights. Certification requires that an aircraft have specific structural characteristics and operations capabilities. There are a defined number of aircraft with these attributes. We previously contracted with or are in negotiation with approximately 60% of the certified medivac aircraft in the United States.

We do not believe the sale of our products is governed by any particular government regulations in the United States, Europe or Asia. Although our services may be underwritten by an insurance company, we are not selling insurance.

Government Regulation of Online Commerce.  At this time, we are not aware of any
----------------------------------------
specific regulation of Internet commerce that will materially or adversely affect our Internet distribution plan. To the extent that we transmit unsolicited email advertisements, we may be prohibited from doing so in certain states. We intend to generate any such email solicitations from servers located in the State of California, and therefore we will have to comply with California's requirements for unsolicited email to California residents, including providing the requisite disclosures at the beginning of the solicitation and in the subject line of the email, and providing a system to "opt out" of future solicitation. Prior to implementing a nationwide marketing campaign over the Internet, we may discover additional state regulation of unsolicited email. Federal regulation of Internet commerce is becoming more likely, and our sales efforts through the Internet may be materially and adversely affected by such regulations.

Employees.  As  of  August 11, 2003, we employed 5 people.  3 of these employees
---------
work in sales and marketing; 1 works in product development; and 1 provides general administrative services. All 5 employees are working full-time. No employees are represented by a labor union, and we consider our relations with employees to be good.

Reports to Security Holders.  Our common stock is registered pursuant to Section
---------------------------
12(g) of the Securities and Exchange Act of 1934, and as a result, we are required to file periodic reports with the Securities and Exchange Commission, including Forms 10-KSB, 10-QSB, and 8-K. In addition, we are required to deliver an annual report to our stockholders and to file all proxy solicitations with the Securities and Exchange Commission.

You may read and copy materials we file with the Securities and Exchange Commission (SEC) at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at the following address: http://www.sec.gov. You may also obtain more information about our company at www.twbi.com. We do not, however, maintain a copy of our reports filed with the SEC on our web site, and we do not believe it is a current or adequate site at this time for our investors to obtain information regarding their investment in our company.

     ITEM 2.   DESCRIPTION OF PROPERTY
     ---------------------------------

Facilities.   The  Company's  principal  executive,  administrative  and  office
----------
facility is located at 18201 Von Karman Avenue, Suite 1170, Irvine, California. The facility, which is sub-leased from an unrelated third party, is
approximately   3,875  square  feet.

     ITEM 3.     LEGAL PROCEEDINGS
     -----------------------------

We are represented in this lawsuit by Mr. Marc Reich, MARC G. REICH LAW OFFICES, 4675 Macarthur Court, Suite 550, Newport Beach, CA 92660. On December 23, 2002, plaintiff Tom Clark filed a lawsuit in Superior Court for the County of Orange, State of California, against Transworld Benefits, Inc. (the "Company") and others, entitled Clark v. Seven, et al., OCSC Case No. 02CC18901 (the "Lawsuit"). The other defendants named in the Lawsuit are The Senna
Corporation, Charles Seven and Raymond A. Lee. The only cause of action alleged against the Company in the Lawsuit is for breach of contract. In that cause of action, Mr. Clark alleges that he lent $35,000 to the Company and has not been repaid. Mr. Clark alleges that he is entitled to judgment for $45,000, plus prejudgment interest and court costs. On October 6, 2003, the Company filed a cross-complaint against Mr. Clark for breach of contract and fraud alleging that Mr. Clark has breached an obligation to pay the Company $500,000 pursuant to a Stock Purchase Agreement between Mr. Clark and the Company. Trial is presently set to commence on November 3, 2003, but the trial may be continued to a later date. At the present time, the Company intends to defend the complaint and prosecute its cross-complaint. We believe that Mr. Clark will not receive any recovery in the Lawsuit. The Lawsuit arises out of a dispute regarding an agreement with Mr. Clark pursuant to which Mr. Clark was, among other things, to invest $500,000 in the Company. While Clark alleges damages in the amount of $45,000 in the Lawsuit, the Company has cross-claims against Mr. Clark that vastly exceed the amount Clark is claiming, offsetting any recovery by Mr. Clark.

                                     PART II

     ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
     ------------------------------------------------------------------

(a) Our stock has been quoted on the NASD OTC Bulletin Board since January 15, 2002, and is currently traded under the symbol TWLO. The table below sets forth the OTC market quotations, which reflect inter-dealer prices, retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                                                Market Prices
                      2001-02                   Low       High
                      -------                   ---       ----
                      Third quarter             $0.35     $0.53
                      Fourth quarter            $0.18     $0.35
                      2002-03
                      -------
                      First quarter             $0.25     $0.55
                      Second Quarter            $0.10     $0.80
                      Third Quarter             $0.09     $0.46
                      Fourth Quarter            $0.05     $0.30

Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00, except for securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system. The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

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

(b) There are approximately 44 holders of record of our common stock. That does not account for the number of beneficial holders whose stock is held in the name of broker-dealers or banks.

(c) We have not paid and, in the foreseeable future, we do not intend to pay any dividends. There are no restrictions that limit the ability to pay dividends on common equity and none that are likely to do so in the future.

(d) We authorized a total of 3,568,182 shares of our common stock for issuance upon exercise of options or warrants to non-employees under equity compensation plans not approved by our stockholders, during the fiscal year ended June 30, 2003.

The following table provides information relating to our equity compensation plans as of June 30, 2003.

---------------------------------------------------------------------------------------------------------------
Plan category              Number of securities to be    Weighted-average exercise      Number of securities
                             issued upon exercise of       price of outstanding       remaining available for
                              outstanding options,         options, warrants and       future issuance under
                               warrants and rights                rights             equity compensation plans
                                                                                       (excluding securities
                                                                                      reflected in column (a))
---------------------------------------------------------------------------------------------------------------
                                       (a)                          (b)                         (c)
---------------------------------------------------------------------------------------------------------------
Equity compensation plans               -                            -                           -
approved by security
holders
---------------------------------------------------------------------------------------------------------------
Equity compensation plans          3,568,182                      $0.51                          -
not approved by security
holders
---------------------------------------------------------------------------------------------------------------
Total                              3,568,182                      $0.51                          -
---------------------------------------------------------------------------------------------------------------

Unregistered  Sale  of  Common Stock.  On or about April 26, 2003, we accepted a
------------------------------------
subscription for the sale of 1,000,000 shares of common stock to an individual, at a price of $0.10 per share. Because the market rate of the stock fell to $0.05 per share during the ninety (90) day period from the date of the subscription agreement, the purchase price was adjusted to $0.05. We have accepted a subscription and are committed to issue a total of 2,000,000 shares of common stock to this individual for a total purchase price of $100,000. We received in the following amounts on the following dates: (a) $50,000 on April 15, 2003, (b) $10,000 on June 16, 2003, (c) $6,000 on June 25, 2003, (d) $2,000
on  July  1,  2003,  (e)  $20,000 on July 2, 2003, and (f) $12,000 on August 13,
2003. Prior to closing the transaction, we supplied information to this individual in compliance with Rule 502(b). We had a prior business relationship with this individual. We did not publish any advertisement, article, notice or other communication intended for public distribution regarding our intent to make this offering. The individual represented in writing that the shares were being acquired for investment purposes only and not for resale, and, in addition, the certificates representing the securities bear a restrictive legend in accordance with Rule 144. There were no underwriters, and the offer was closed on August 13, 2003, upon the receipt of a total of $100,000 of gross proceeds.


     ITEM 6.   MANAGEMENT'S PLAN OF OPERATION
     ----------------------------------------

Going Concern.  We recognize that we must generate additional resources in order
-------------
for us to eventually reach a level of sustained profitable operations. We are dependent on the development of effective marketing strategies for our products to customers in a competitive market coupled with the timeliness of the delivery of our services. We anticipate bringing our services to market as described below, which will generate revenue flow to the Company. Our plans also include obtaining additional working capital through equity or debt financing. However, no assurances can be made that we will attain profitability and that the additional working capital will be available when needed or on terms acceptable to us.

We have incurred losses from operations since our inception, are still in the development stage, and have a working capital deficit of approximately $3,035,567 as of June 30, 2003. These factors, among others, raise substantial doubt regarding our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties. As a result, our auditors have included a going concern modification in our June 30, 2003, audited financial statements included with this report.

Product Description.  A detailed description of our business and products is set
-------------------
forth  in  our description of our business in Item 1, beginning on page 1 above.

General  Goals.
--------------

Bridge Medical Coverage. We plan to be a world-wide provider of Bridge Medical Coverage that will reimburse up to $2,500 of a medical deductible or co-pay. The policy pays for the costs associated with sickness or injury while traveling 100 miles or more from home.

Medical Evacuation and Repatriation. We plan to be the first company in the world that provides for the return of remains by contracted private executive aircraft as a standard feature. Not only will our service provide this dignified and respectful service, but up to three members of the deceased's family may also accompany the remains. Of the world's airports, 90% are unable to accommodate a commercial airplane. The TransWorld solution will provide privacy and convenience at a time of need.

Product  Development.  We  have  developed our unique product line utilizing the
--------------------
experience of our staff and officers in aircraft management, death care and insurance resulting in the development of a product with unique, state-of-the-art features and benefits. Our actuarial analysis and aircraft network constitute a significant barrier to entry for competitors. We believe we have completed our product research and development for the foreseeable future and do not intend to spend significant resources on research and development over the next twelve (12) months.

Timing  and  Cost  to Go to Market.  Insurance underwriting on our trip products
----------------------------------
and other short-term products as well as annual products have a committed from an A-rated insurance company. Completion of insurance underwriting on all products and services are expected in late November 2003 with underwriter approval of all marketing materials, i.e. video tapes, brochures, certificates, I.D. cards and the initial website wherein there guarantee is referenced in early December 2003. Marketing materials will be available at that time, and, we intend to begin sales in November 2003.

Our corporate legal, insurance and auditing cost for the six months ended December 31, 2003, is expected to be approximately $250,000. Current liabilities scheduled to be paid through the period ending December 31, 2003, amount to $500,000. Hardware and software purchases through the period ending December 31, 2003 are estimated at approximately $150,000. General and administrative costs through the period ending December 31, 2003 will be approximately $200,000. Sales expenses are estimated at approximately $100,000 through the period ending February 28, 2004. We estimate our marketing expenses (video tapes, brochures, advertising) at approximately $250,000 through the period ending February 28, 2004. The total estimated cost to get us to market through the period ending March 31, 2004 is $1,500,000 with a $50,000 contingency for outside contractors and data processing needs.

We plan to obtain $1,500,000 capital investment from a private placement of common stock or derivates thereof, pursuant to an outstanding convertible debenture and warrant issued to La Jolla Cove Investors, Inc., as more fully described on pages 7 through 9 of our Form SB-2, filed with the Securities and Exchange Commission on August 26, 2003, which is hereby incorporated by reference, or from other potential sources with whom we are currently in conversations.

We project that following our initial phase until we begin receiving operating revenue sufficient to cover operating expenses, our monthly expenses will be approximately $535,000 per month which includes the cost of sales. We further project our earnings and positive cash flow to be very strong by the eighth month, in the amount of $500,000 per month or more.

Prior to reaching profitability and after the initial $1,500,000 capital investment, we will require additional capital of $3,000,000, which if all prior liabilities were paid (optional), would leave us with a projected minimum positive cash flow of $437,776 in month seven. The $3,000,000 additional capital is expected to come from the factoring of a potential strategic alliance, from the warrant held by La Jolla Cove Investors, Inc., from a private placement of common stock or one of two loan opportunities.

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

The  Opportunity.  A  business  opportunity,  the  sales  of  emergency  travel
----------------
assistance, with both living and death benefit, including medical evacuation and repatriation, and more, exists. We have developed a proprietary, one-of-a-kind benefits package to capture this opportunity. The benefits are guaranteed by "A" rated insurance companies.

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

For example, the cruise ship industry has a number of sick, injured and deceased people on cruises each month. Our product would allow them to deal with these potential public relations nightmares in a proactive manner. By including the very affordable TransWorld Emergency Travel Assistance Program, at $8 for 7 days, $10 for 15 days, or $15 for 30 days in the cost of a cruise, industry leaders could have a dignified, professional and affordable solution to this problem.

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

Business  Strategy.  We will employ the following business strategies and goals:
------------------

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

  - Hire, motivate, and retain top quality sales and marketing personnel influence" sales and marketing personnel.

  -  Provide  product  enhancement  on  a  regular  basis.


  -  Use  technology  to  lower product costs - becoming a virtual organization.

  -  Excel  in  customer  service  and  support.


We will be implementing our strategies and goals the following ways:

We are planning to offer easy-to-understand, and simple to purchase, Emergency Travel Insurance products, which provide valuable living and death benefits. Consumers will be able to purchase short term, annual, or lifetime policies through our wholesale network of insurance companies, brokers, travel agencies, or funeral homes, as well as the Internet, and other mass marketing venues.

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

Liquidity  And  Capital  Resources.
----------------------------------

We had $2,322 in cash at June 30, 2003. We had $3,003,774 in current liabilities at June 30, 2003.

During the six months ended June 30, 2003, our net cash position increased by $2,322 from a beginning balance of $0 as of December 31, 2002. During the six months ended June 30, 2003, we had a loss from operations of $1,051,511, generated no cash flows from investing activities and generated net cash flows from financing activities of $217,250. During this period, our operating activities utilized net cash of $214,928.

Our cash flows from financing activities included $163,750 from the issuance of a convertible debenture.

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

Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We need to raise additional capital to develop and conduct our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We are currently negotiating potential investments with four separate groups or individuals to raise money through a private sale of stock or convertible debentures, but there can be no assurance that additional funding will be available on favorable terms, if at all. In addition, if our SB-2 registration statement filed on August 26, 2003, becomes effective, we will receive additional revenue from exercise of warrants held by La Jolla Cove Investors, Inc., but we have been informed by the SEC that our registration statement will be reviewed once we amend it to include our audited financial statements for the fiscal year ended June 30, 2003. We cannot be certain, when, if at all, such registration statement will be made effective. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues.

     ITEM 7.   FINANCIAL STATEMENTS
     ------------------------------

                                                  THINKA WEIGHT-LOSS CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                            WITH

                                            INDEPENDENT AUDITORS' REPORT THEREON

================================================================================

     INDEPENDENT AUDITORS' REPORT
     ----------------------------



Board of Directors and Stockholders
Thinka Weight-Loss Corporation

We have audited the accompanying consolidated balance sheet of Thinka Weight-Loss Corporation (a development stage company) and its wholly owned subsidiary (together, the "Company") as of June 30, 2003, and the related consolidated statements of operations, stockholders' deficit and cash flows for the six months ended June 30, 2003, for the years ended December 31, 2002 and 2001 and for the period September 16, 1996 (date of inception) to June 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2003, and the results of its operations and its cash flows for the six months ended June 30, 2003, for the years ended December 31, 2002 and 2001 and for the period September 16, 1996 (date of inception) to June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Through June 30, 2003, the Company incurred cumulative losses of $3,501,770, has not yet generated net sales revenue and at June 30, 2003 has a working capital deficit of $3,001,452. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company's transition, ultimately, to the attainment of profitable operations is dependent upon its obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. These factors, among others, as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                              CORBIN  &  COMPANY,  LLP

Irvine, California
October 10, 2003

                                                         THINKA WEIGHT-LOSS CORPORATION
                                                          (A DEVELOPMENT STAGE COMPANY)

                                                             CONSOLIDATED BALANCE SHEET

=======================================================================================
1.1.1     ASSETS                                                         June 30, 2003
                                                                        ---------------

Cash                                                                    $        2,322
                                                                        ===============

                        LIABILITIES AND STOCKHOLDERS' DEFICIT

    Current liabilities:
       Accounts payable and other accrued expenses                      $      547,442
       Accrued salaries and related                                            429,356
       Accounts payable to related parties                                   1,025,708
       Advances from related parties                                           144,500
       Notes payable                                                            44,500
       Notes payable to a related party                                        154,067
       Accrued liability related to warrants and stock purchase rights         597,727
       Accrued interest on notes payable to a related party                     60,474
                                                                        ---------------

              Total current liabilities                                      3,003,774

    Convertible debenture, net of unamortized debt discount
     of $129,635                                                                34,115
                                                                        ---------------

              Total liabilities                                              3,037,889
                                                                        ---------------

    Commitments and contingencies    Stockholders' deficit:
       Preferred stock, $0.001 par value; 5,000,000 shares authorized;
         no shares issued and outstanding                                            -
       Common stock, $0.001 par value; 100,000,000 shares
          authorized; 20,892,509 shares issued and outstanding                  20,893
       Additional paid-in capital                                              465,310
       Subscription receivable                                                 (20,000)
       Deficit accumulated during the development stage                     (3,501,770)
                                                                        ---------------

              Total stockholders' deficit                                   (3,035,567)
                                                                        ---------------

                                                                        $        2,322
                                                                        ===============


--------------------------------------------------------------------------------
                                            See independent auditors' report and
                         accompanying notes to consolidated financial statements

                                                                                     THINKA WEIGHT-LOSS CORPORATION
                                                                                      (A DEVELOPMENT STAGE COMPANY)

                                                                              CONSOLIDATED STATEMENTS OF OPERATIONS

===================================================================================================================

                                                 FOR THE        FOR THE YEAR    FOR THE YEAR      FOR THE PERIOD
                                                SIX MONTHS         ENDED           ENDED        SEPTEMBER 16, 1996
                                              ENDED JUNE 30,    DECEMBER 31,    DECEMBER 31,   (DATE OF INCEPTION)
                                                   2003             2002            2001         TO JUNE 30, 2003
                                             ----------------  --------------  --------------  --------------------
Revenue                                      $             -   $           -   $           -   $                 -
                                             ----------------  --------------  --------------  --------------------
Operating expenses:
     General and administrative                    1,051,511         659,905         831,673             3,246,121
                                             ----------------  --------------  --------------  --------------------

Loss before other income (expense)                (1,051,511)       (659,905)       (831,673)           (3,246,121)

Other income (expense):
     Other income                                        902               -               -                   902
     Loss on increase in fair value of
        warrants and stock purchase rights
        liabilities                                 (122,217)              -               -              (122,217)
     Interest expense, net                           (47,256)        (15,407)        (15,158)             (134,334)
                                             ----------------  --------------  --------------  --------------------
          Total other expense                       (168,571)        (15,407)        (15,158)             (255,649)
                                             ----------------  --------------  --------------  --------------------

Net loss                                     $    (1,220,082)  $    (675,312)  $    (846,831)  $        (3,501,770)
                                             ================  ==============  ==============  ====================

Net loss available to common stockholders
  per common share:
     Basic and diluted                       $         (0.06)  $       (0.15)  $       (0.19)
                                             ================  ==============  ==============

Weighted average shares outstanding:
     Basic and diluted                            19,038,388       4,500,000       4,388,030
                                             ================  ==============  ==============


--------------------------------------------------------------------------------
                                            See independent auditors' report and
                         accompanying notes to consolidated financial statements

                                                                                       THINKA WEIGHT-LOSS CORPORATION
                                                                                        (A DEVELOPMENT STAGE COMPANY)

                                                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                FOR THE PERIOD SEPTEMBER 16, 1996 (DATE OF INCEPTION)
                                                                                                THROUGH JUNE 30, 2003

=====================================================================================================================

                                                                                               Deficit
                                                                                             Accumulated
                                             Common Stock      Additional                    During the
                                          ------------------    Paid-in     Subscriptions    Development
                                           Shares    Amount     Capital      Receivable         Stage        Total
                                          ---------  -------  -----------  ---------------  -------------  ----------
Balance, September 16, 1996                       -  $     -  $         -  $            -   $          -   $       -

Issuance of common stock to founders
    on December 18, 1996 at $0.00124
    per share for notes receivable        4,339,286    4,339        1,061               -              -       5,400

Net loss                                          -        -            -               -        (35,069)    (35,069)
                                          ---------  -------  -----------  ---------------  -------------  ----------

Balance, December 31, 1996                4,339,286    4,339        1,061               -        (35,069)    (29,669)

Net loss                                          -        -            -               -       (227,166)   (227,166)
                                          ---------  -------  -----------  ---------------  -------------  ----------

Balance, December 31, 1997                4,339,286    4,339        1,061               -       (262,235)   (256,835)

Net loss                                          -        -            -               -       (186,467)   (186,467)
                                          ---------  -------  -----------  ---------------  -------------  ----------

Balance, December 31, 1998                4,339,286    4,339        1,061                       (448,702)   (443,302)

Net loss                                          -        -            -               -       (131,265)   (131,265)
                                          ---------  -------  -----------  ---------------  -------------  ----------

Balance, December 31, 1999                4,339,286    4,339        1,061               -       (579,967)   (574,567)

Net loss                                          -        -            -               -       (179,578)   (179,578)
                                          ---------  -------  -----------  ---------------  -------------  ----------

Balance, December 31, 2000                4,339,286    4,339        1,061               -       (759,545)   (754,145)


--------------------------------------------------------------------------------
                                            See independent auditors' report and
                         accompanying notes to consolidated financial statements

                                                                                          THINKA WEIGHT-LOSS CORPORATION
                                                                                           (A DEVELOPMENT STAGE COMPANY)

                                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT - CONTINUED

                                                                   FOR THE PERIOD SEPTEMBER 16, 1996 (DATE OF INCEPTION)
                                                                                                   THROUGH JUNE 30, 2003

========================================================================================================================

                                                                                                 Deficit
                                                                                               Accumulated
                                                  Common Stock     Additional                   During the
                                               ------------------    Paid-in    Subscriptions  Development
                                                 Shares    Amount    Capital     Receivable       Stage         Total
                                               ----------  ------  -----------  -------------  ------------  -----------
Issuance of common stock on                        64,286      64     199,936               -            -      200,000
    July 31, 2001 at $3.11 per share
    for note receivable

Issuance of common stock on
    October 10, 2001 at $3.11 per
    share for cash                                 96,428      97     299,903               -            -      300,000

Net loss                                                -       -           -               -     (846,831)    (846,831)
                                               ----------  ------  -----------  -------------  ------------  -----------

Balance, December 31, 2001                      4,500,000   4,500     500,900               -   (1,606,376)  (1,100,976)

Net loss                                                -       -           -               -     (675,312)    (675,312)
                                               ----------  ------  -----------  -------------  ------------  -----------

Balance, December 31, 2002                      4,500,000   4,500     500,900               -   (2,281,688)  (1,776,288)

Issuance of shares to TWLC in
    recapitalization of the Company            14,534,600  14,535    (163,482)              -            -     (148,947)

Issuance of common stock for services on
    June 28, 2003 at $0.132 per share             340,909     341      44,659               -            -       45,000

Cash payment in April and June 2003 for
    shares committed to be issued to a third
    party at $0.05 per share                    1,320,000   1,320      64,680               -            -       66,000


--------------------------------------------------------------------------------
                                            See independent auditors' report and
                         accompanying notes to consolidated financial statements

                                                                                                 THINKA WEIGHT-LOSS CORPORATION
                                                                                                  (A DEVELOPMENT STAGE COMPANY)

                                                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT - CONTINUED

                                                                          FOR THE PERIOD SEPTEMBER 16, 1996 (DATE OF INCEPTION)
                                                                                                          THROUGH JUNE 30, 2003

===============================================================================================================================

                                                                                                        Deficit
                                                                                                      Accumulated
                                                   Common     Stock    Additional                     During the
                                                 ----------  -------    Paid-in      Subscriptions    Development
                                                   Shares    Amount     Capital       Receivable         Stage         Total
                                                 ----------  -------  ------------  ---------------  -------------  ------------
Issuance of common stock for subscription
    receivable on June 30, 2003 at $0.147
    per share                                       197,000      197       19,803          (20,000)             -             -

Relative fair value of detachable warrant
    on convertible debenture                              -        -       85,150                -              -        85,150


Estimated value of beneficial conversion
    feature on convertible debenture                      -        -       78,600                -              -        78,600

Reclassification of warrants and stock purchase
    rights liabilities                                    -        -     (165,000)               -              -      (165,000)

Net loss                                                  -        -            -                -     (1,220,082)   (1,220,082)
                                                 ----------  -------  ------------  ---------------  -------------  ------------

Balance, June 30, 2003                           20,892,509  $20,893  $   465,310   $      (20,000)  $ (3,501,770)  $(3,035,567)
                                                 ==========  =======  ============  ===============  =============  ============


--------------------------------------------------------------------------------
                                            See independent auditors' report and
                         accompanying notes to consolidated financial statements

                                                                                                  THINKA WEIGHT-LOSS CORPORATION
                                                                                                   (A DEVELOPMENT STAGE COMPANY)

                                                                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================================================================

                                                             For The         For The Year    For The Year      For The Period
                                                             -------            Ended           Ended        September 16, 1996
                                                         Six Months Ended    December 31,    December 31,   (Date of Inception)
                                                          June 30, 2003          2002            2001         to June 30, 2003
                                                        ------------------  --------------  --------------  --------------------
Cash flows from operating activities:
  Net loss                                              $      (1,220,082)  $    (675,312)  $    (846,831)  $        (3,501,770)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Amortization of deferred financing costs                     34,115               -               -                34,115
      Stock and warrants issued for services                      355,510               -               -               355,510
      Loss on increase in fair value of
        warrants and stock purchase rights liabilities            122,217               -               -               122,217
      Changes in operating assets and
        liabilities, net of effects of merger:
          Rent deposit                                             17,118         (17,118)              -                     -
          Accounts payable and accrued
            expenses                                              343,111         398,289          82,432               827,851
          Accounts payable to related parties                     162,221         153,168         217,807             1,025,708
          Accrued interest on notes payable
            to a related party                                    (29,138)         15,407          15,158                60,474
                                                        ------------------  --------------  --------------  --------------------

  Net cash used in operating activities                          (214,928)       (125,566)       (531,434)           (1,075,895)
                                                        ------------------  --------------  --------------  --------------------

Cash flows provided by investing activities:
  Payments received on note receivable
    from a related party                                                -               -         200,000               205,400
                                                        ------------------  --------------  --------------  --------------------

Cash flows from financing activities:
  Proceeds from notes payable                                           -               -               -                44,500
  Proceeds from convertible debenture                             163,750               -               -               163,750
  Proceeds from sale of stock                                      66,000               -         300,000               366,000
  Advances (to) from related parties                              (12,500)        124,000          33,000               144,500
  Proceeds from notes payable to a related party                        -               -               -               154,067
                                                        ------------------  --------------  --------------  --------------------

  Net cash provided by financing activities                       217,250         124,000         333,000               872,817
                                                        ------------------  --------------  --------------  --------------------


--------------------------------------------------------------------------------
                                            See independent auditors' report and
                         accompanying notes to consolidated financial statements

                                                                                                  THINKA WEIGHT-LOSS CORPORATION
                                                                                                   (A DEVELOPMENT STAGE COMPANY)

                                                                               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

================================================================================================================================

                                                             For The         For The Year    For The Year      For The Period
                                                             -------            Ended           Ended        September 16, 1996
                                                         Six Months Ended    December 31,    December 31,   (Date of Inception)
                                                          June 30, 2003          2002            2001         to June 30, 2003
                                                        ------------------  --------------  --------------  --------------------
Net change in cash                                                   2,322          (1,566)          1,566                 2,322

Cash, beginning of period                                                -           1,566               -                     -
                                                        ------------------  --------------  --------------  --------------------

Cash, end of period                                     $            2,322  $            -   $       1,566  $              2,322
                                                        ==================  ==============  ==============  ====================

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
          Interest                                      $           37,948  $            -   $           -  $             37,948
                                                        ==================  ==============  ==============  ====================
          Income taxes                                  $                -  $            -   $           -  $                  -
                                                        ==================  ==============  ==============  ====================

Supplemental schedule of noncash investing and financing activities:

     On December 18, 1996, the Company issued 4,339,286 shares of common stock in exchange for a note receivable in the amount of $5,400.

     On July 31, 2001, the Company issued 64,286 shares of common stock in exchange for a note receivable in the amount of $200,000.

     In connection with the reverse acquisition, the Company assumed $148,947 of predecessor company liabilities and issued 14,534,600 shares for no consideration.

     During the six months ended June 30, 2003, the Company issued 197,000 shares of common stock for a subscription receivable of $20,000.

     During the six months ended June 30, 2003, the Company recognized debt discounts totaling $163,750 related to the convertible debenture.

     During the six months ended June 30, 2003, the Company recognized warrant liability and corresponding consulting expense of $355,510 related to warrants and stock purchase rights granted under a consulting agreement with a third party.


--------------------------------------------------------------------------------
                                            See independent auditors' report and
                         accompanying notes to consolidated financial statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Background  and  Organization
-----------------------------

Effective January 30, 2003, Thinka Weight-Loss Corporation ("TWLC") entered into a Share Purchase Agreement dated October 4, 2002 ("Purchase Agreement") with Transworld Benefits, Inc. ("Transworld"). Pursuant to the terms of the Purchase Agreement, all of the outstanding stock of Transworld was sold to TWLC for 4,500,000 shares of TWLC's common stock. Transworld merged with and into TWLC and TWLC continued as the surviving entity (Transworld and TWLC as a combined entity are referred to as the "Company"). On September 30, 2003, the Company's stockholders approved changing the name of the Company to Transworld Benefits International, Inc., which will occur once all the required legal paperwork is completed. The Purchase Agreement also required that two stockholders of Transworld be given two of the three existing seats on the Board of Directors of the Company. In addition, the majority stockholders of Transworld entered into an option with a stockholder of TWLC to purchase an additional 5,300,000 shares of the Company's outstanding common stock from one of TWLC's stockholders, which expired unexercised on September 21, 2003.

As the stockholders of Transworld exercised control of the combined entity after the completion of the merger, the transaction has been accounted for as a "reverse acquisition." Under reverse acquisition accounting, Transworld is considered the accounting acquiror and TWLC is considered the accounting acquiree, and the 14,534,600 shares of TWLC common stock outstanding at the date of the transaction are considered issued to stockholders of the Company in a recapitalization of the Company. In connection with the transaction, the Company agreed to assume certain liabilities of TWLC totaling $148,947; as a result, the net value of the shares recorded by the Company for the recapitalization was $(148,947). The historical financial statements of the Company have now become those of Transworld. In addition, the Company agreed to change from its historical December 31 year end to the June 30 fiscal year end of TWLC. Therefore, these financials present the six month results through June 30, 2003.

The Company was incorporated in 1996 in Nevada. The Company is a development stage company formed to provide emergency travel services to the funeral, insurance, travel, Internet, and credit card industries. The Company will generate revenue through direct sales or licensing of the Company's proprietary products such as the return of remains of the deceased by private executive aircraft. The Company also intends to market and sell insured plans for the repatriation of remains benefit, medical evacuation and necessary repatriation as well as accidental death and dismemberment benefits. The Company expects to sell its products to customers both domestically and internationally.

Development  Stage  Enterprise
------------------------------

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

Principles  of  Consolidation
-----------------------------

The accompanying consolidated financial statements include the accounts of Thinka Weight-Loss Corporation and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Going  Concern
--------------

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred cumulative losses of $3,501,770 since inception and had no net sales revenues during the six months ended June 30, 2003. In addition, the Company has a cash balance of only $2,322 and has a working capital deficit of $3,001,452 at June 30, 2003. Management recognizes that the Company must generate additional resources for the eventual achievement of sustained profitable operations. The Company's success is dependent upon numerous items, including the successful development of effective marketing strategies to customers in a competitive market.

Management believes that its products will have a significant effect on future profitability. Management's plans also include obtaining additional capital through equity or debt financing. However, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

Use  of  Estimates
------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting period. Actual results could differ from those estimates. Significant estimates made by management include, among others, the valuation allowance on deferred tax assets.

Fair  Value  of  Financial  Instruments
---------------------------------------

The carrying values of the Company's financial instruments as of June 30, 2003, including accounts payable and accrued expenses, and notes payable approximate their respective fair values due to their short-term nature. The fair value of accounts payable to related parties, advances from related parties and notes payable to a related party are not determinable as the transactions are with related parties.

Concentration  of  Credit  Risk
-------------------------------

The financial instrument which potentially subjects the Company to concentration of credit risk is cash. The Company maintains cash balances at certain high quality financial institutions, and at times such balances may exceed the Federal Deposit Insurance Corporation $100,000 insurance limit. As of June 30, 2003, there were no uninsured portions of cash.

Property  and  Equipment
------------------------

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Repairs and maintenance are charged to expense as incurred while significant improvements are capitalized. Upon retirement or other disposition of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation, with any resulting gain or loss included in the consolidated statements of operations.

-------------------------------------------------------------------------------

At June 30, 2003, all of the Company's property and equipment was fully depreciated or provided by various related parties at no cost to the Company.

Accrued  Liability  Related  to  Warrants  and  Purchase  Rights
----------------------------------------------------------------

The Company accounts for freestanding derivative financial instruments potentially settled in its own common stock under Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." As the Company potentially does not have sufficient authorized shares available to settle its open stock-based contracts, the initial fair value of the applicable contracts (consisting primarily of nonemployee stock warrants and rights to purchase common stock - see Notes 4 and 5) has been classified as "accrued liability related to warrants and stock purchase rights" on the accompanying consolidated balance sheet and measured subsequently at fair value (based on a Black-Scholes computation), with gains and losses included in the statement of operations. For the six months ended June 30, 2003, the Company recorded a loss on the increase in the fair value of the accrued liability related to the warrants and stock purchase rights of $122,217 in the accompanying consolidated statement of operations. At June 30, 2003, the balance of the accrued liability related to warrants and stock purchase rights was $597,727 in the accompanying consolidated balance sheet.

Revenue  Recognition
--------------------

The Company anticipates generating future sales revenue from sales of its products. The Company will recognize revenue at the time the products are sold or services are performed for customers.

Research  and  Development
--------------------------

Research and development costs are charged to operations as they are incurred. The Company did not incur any research and development costs during the six months ended June 30, 2003 and the years ended December 31, 2002 and 2001.

Stock-Based  Compensation
-------------------------

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and EITF Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

The Company has elected, pursuant to SFAS No. 123, to account for purchase rights granted to employees under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as amended. The Company adopted a stock incentive plan subsequent to June 30, 2003 (see Note 10); thus, no compensation expense was recognized in the accompanying consolidated statements of operations for purchase rights issued to employees during the six months ended June 30, 2003 and the years ended December 31, 2002 and 2001, as no stock options had been granted during these periods.

-------------------------------------------------------------------------------

Income  Taxes
-------------

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

Loss  Per  Share
----------------

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2003, December 31, 2002 and 2001, there were no potentially dilutive securities that would effect loss per share if they were to be dilutive.

Comprehensive  Income
---------------------

Comprehensive income is not presented in the Company's consolidated financial statements since the Company did not have any items of comprehensive income in any period presented.

Segments  of  an  Enterprise  and  Related  Information
-------------------------------------------------------

As the Company operates in one segment, the Company has not made segment disclosures in the accompanying consolidated financial statements.

New  Accounting  Pronouncements
-------------------------------

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002 (see the Company's disclosure of indemnities and guarantees in Note 9). The adoption of FIN 45 did not have a material impact on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing

--------------------------------------------------------------------------------

financial statements for interim periods beginning after December 15, 2002. The Company has applied the disclosure provisions in SFAS No. 148 in its consolidated financial statements and the accompanying notes.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial position, cash flows or results of operations.

NOTE 2 - NOTES PAYABLE
----------------------

The Company has received non-interest bearing, unsecured advances from unrelated parties that are due on demand. The total outstanding balance of these notes payable is $44,500 as of June 30, 2003.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Note  Receivable  From  Related  Party
--------------------------------------

In 2001, the Company entered into an unsecured note receivable for $200,000 with a related party pursuant to a purchase of 64,286 shares of the Company's common stock (see Note 5). The note had an interest rate of 8% per annum. The principal balance and accrued and unpaid interest was due on demand. The total outstanding balance on the note of $200,000 was paid in full during 2001. Due to the short duration of the note, the Company relinquished the immaterial amount of interest income.

Convertible  Note  Payable  to  a  Related  Party
-------------------------------------------------

In 1999, the Company entered into a convertible promissory note with one of the Company's stockholders for an initial principal amount of $1,500, bearing interest at 8% per annum. Based on the terms of the note, and upon request from the Company, the lender could, at its discretion, advance additional amounts of principal. The principal balance and accrued and unpaid interest were due on demand. The principal and accrued interest were convertible at any time into shares of the Company's common stock at a conversion price equal to the lesser of $1.00 per share or such lower price as determined by the Board of Directors of the Company. In October 2001, the stockholder agreed to relinquish its conversion right and any accrued and unpaid interest (which was approximately $42,000 as of October 2001), and reclassify the outstanding principal balance of $550,787 to accounts payable to related parties in the accompanying consolidated balance sheet. As a result, no interest expense has been recorded in the accompanying consolidated financial statements.

Notes  Payable  to  a  Related  Party
-------------------------------------

In prior years, the Company entered into unsecured promissory notes with one of the Company's officers which bear interest at 10% per annum and are due on demand. The principal balance on the notes is $154,067 as of June 30, 2003, and the accrued interest payable is $60,474 as of June 30, 2003. The Company paid interest of $36,820 related to the notes during the six months ended June 30, 2003, and recorded interest expense of $7,682, $15,407 and $15,158 for the six months ended June 30, 2003, and for the years ended December 31, 2002 and 2001, respectively.

----------------------------------------------

Advances from Related Parties
-----------------------------

During 2002 and 2001, the Company received advances of $124,000 and $33,000, respectively, from one of its stockholders and other related parties to fund its operating expenses. During the six months ended June 30, 2003, the Company made payments of $12,500 towards these advances. The advances are non-interest bearing and are due on demand. As of June 30, 2003, the outstanding balance of the advances was $144,500.

Other Expenses
--------------

The accounts payable to related parties balance of $1,025,708 as of June 30, 2003 represents accruals for consulting services and general and administrative expenses payable to various related parties, including consultants, officers and/or stockholders of the Company. The Company recorded general and administrative expenses of approximately $205,000, $196,000 and $279,000 related to these related parties for the six months ended June 30, 2003, and the years ended December 31, 2002 and 2001, respectively.

NOTE 4 - CONVERTIBLE DEBENTURE
------------------------------

On January 29, 2003 (as amended on August 14, 2003 to clarify the intent of the parties), the Company entered into a Securities Purchase Agreement (the "Agreement") with La Jolla Cove Investors, Inc. ("La Jolla"), pursuant to which the Company issued an 8% convertible debenture in the amount of $300,000 (the "Convertible Debenture"). The Convertible Debenture is due on January 29, 2005. On January 30, 2003, the Company received $163,750 of the principal amount of the Convertible Debenture. In connection with the Agreement, the Company issued La Jolla a warrant for the purchase of 1,500,000 shares of common stock at $1.00 per share, which expires on January 29, 2006. Provided the Company was to obtain additional financing from a third party of at least $1,000,000 by July 29, 2003, the Company had the right to reject La Jolla's request to exercise all or any portion of the warrant. This did not occur; thus, the warrant terms are in full force and effect. Pursuant to the terms of the Agreement, La Jolla shall simultaneously with the conversion of the Convertible Debenture at any time, exercise the warrant at the rate of at least 5 times the dollar amount of the debenture being converted.

The terms of the Agreement permit La Jolla to convert the Convertible Debenture into common shares of the Company at any time during the term of the Agreement. The number of shares issued upon conversion of the debenture is equal to the following: the dollar amount of the debenture being converted (a maximum of $300,000), multiplied by 6, minus the product of the Conversion Price (as defined in the debenture which is the lesser of $0.20 or 80% of the lowest market rate over the previous 20 trading days, less 3% for every month or partial month following June 8, 2003, until the registration statement is declared effective) multiplied by 5 times the amount of the debenture being converted, and the entire result shall be divided by the Conversion Price. In connection with the Agreement, the Company is required to register the sale of the underlying common stock to be issued upon conversion of the Convertible Debenture. Upon the effective date of the registration statement, the Company will receive the balance of the Convertible Debenture of $136,250. Thirty days following the effective date of the registration statement, the Company has the right to cause La Jolla to convert up to 10% of the Convertible Debenture and exercise up to $150,000 of the warrant per month.

As the Convertible Debenture allows La Jolla to convert the outstanding principal amount into shares of the Company's common stock at a price below fair value at the time of conversion, the Company has recorded a beneficial conversion feature in the amount of $78,600. This amount has been recorded as a debt discount and is being amortized as interest expense over the life of the Convertible Debenture. The warrants issued to La Jolla of $85,150 were recorded based on the relative fair value of the debt and warrants (computed pursuant to the Black Scholes pricing model under SFAS No. 123) as a debt discount and will be amortized as interest expense over the remaining life of the Convertible
Debenture. Total interest expense related to the amortization of the debt discounts was $34,115 for the six months ended June 30, 2003.

NOTE 5 - STOCKHOLDERS' EQUITY
-----------------------------

Preferred  Stock
----------------

On September 30, 2003, the Company's stockholders authorized the amending of the Articles of Incorporation to allow for the issuance of up to 5,000,000 shares of $0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time the Board of Directors determine. As of October 10, 2003, there were no shares of preferred stock issued and outstanding and no classes or series have been designated by the Board of Directors.

Common  Stock
-------------

On January 30, 2003, pursuant to the terms of the Purchase Agreement, all of the outstanding common stock of Transworld of 5,600,000 shares was sold to TWLC in exchange for 4,500,000 shares of TWLC common stock. As Transworld is considered the surviving entity in this transaction (see Note 1), the reduction in outstanding shares from 5,600,000 to 4,500,000 has been considered a reverse stock split and all historic references to shares and price per share prior to January 30, 2003 have been retroactively adjusted for this split ratio.

During the year ended December 31, 2001, the Company issued 64,286 shares of restricted common stock to a related party at $3.11 per share (which represents management's estimated fair market value of its common stock on the date of issuance, as approved by the Board of Directors), for which the Company received a promissory note in the principal amount of $200,000 (see Note 3).

During the year ended December 31, 2001, the Company sold 96,428 shares of common stock at $3.11 per share to related parties for $300,000 in cash.

On January 30, 2003, the Company's stockholders approved an increase in the number of authorized common shares to 100,000,000.

On January 30, 2003, pursuant to the terms of the Purchase Agreement, the 14,534,600 shares of previously outstanding common stock of TWLC were accounted for as an issuance of shares in a recapitalization of the Company as part of the transaction (see Note 1). In connection with the transaction, the Company also assumed $148,947 of TWLC liabilities.

On April 29, 2003, the Company entered into a Subscription Agreement with a third party investor, pursuant to which the investor agrees to purchase 1,000,000 shares of the Company's common stock at $0.10 per share for an aggregate subscription amount of $100,000. In the event that during the 90 days following the closing date, the closing trading price of the Company's common stock falls below the purchase price of $0.10, the purchase price should be adjusted to equal the lowest reported closing trading price over the said 90 day period, but not less than $0.01 per share, and the Company should issue to the investor the additional shares. During the six months ended June 30, 2003, the Company received cash of $66,000 for 1,320,000 shares committed to be issued by the Company (as adjusted) to this investor. Through October 10, 2003, the Company received total cash of $100,000 from this investor and the Company is committed to issue 2,000,000 shares (as adjusted) of its common stock under this Subscription Agreement, which is the final number of shares since the 90-day adjustment period has passed.

---------------------------------------------

During the six months ended June 30, 2003, the Company entered into an Engagement Agreement with a third party for consulting services to be provided over a period of six months with the following compensation terms to the third party for the services provided:

     i) an initial non-refundable retainer fee in an amount equal to $10,000 payable in cash or in registered common stock upon acceptance of the Engagement Agreement;
     ii) a monthly retainer thereafter in an amount equal to $10,000 payable in cash or in registered common stock for the term of the Engagement Agreement;
     iii) 250,000 unrestricted shares of the Company's common stock upon acceptance of the Engagement Agreement;
     iv) a warrant to purchase 250,000 shares of the Company's common stock upon acceptance of the Engagement Agreement, exercisable for five years at an exercise price equal to 110% of the Company's closing price on the date of the Engagement Agreement; and
     v) a right to purchase up to $300,000 of the Company's unrestricted common stock at a price equal to a 30% discount to the closing bid price of the Company's common stock as of the date of exercise.

Pursuant to the terms of the Engagement Agreement, the Company issued a total of 340,909 shares of its common stock, valued at $45,000 (or $0.13 per share, which was the estimated fair market value of the common stock on the date the shares were earned), related to the initial non-refundable retainer fee and the 250,000 shares upon finalization of the Engagement Agreement. During the six months ended June 30, 2003, the Company also issued 197,000 shares of registered common stock to the third party for a subscription receivable, valued at $20,000, pursuant to the right to purchase up to $300,000 of the Company's common stock at a 30% discount. The Company received the payment for the subscription receivable of $20,000 subsequent to June 30, 2003.

     During the six month period ended June 30, 2003, the Company recorded $310,510 of consulting expense in the accompanying consolidated statements of operations (and a corresponding amount to accrued liability related to warrants and stock purchase rights), which is the estimated value of the warrant and purchase rights using the Black-Scholes option pricing model on the date of the Engagement Agreement.

NOTE  6  -  LEASES
------------------

The Company leases one of its office facilities from a related party. The rent expense paid to the related party was $16,612, $20,900 and $20,100 during the six months ended June 30, 2003, and the years ended December 31, 2002 and 2001, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

Beginning in October 2002, the Company leases a facility under an operating sub-lease agreement with a third party expiring in March 2005. Under the sub-lease, the Company pays $8,559 per month through December 31, 2003, and $8,947 per month thereafter. The total amount of rent paid (including related-party rent expense) during the six months ended June 30, 2003, and the years ended December 31, 2002 and 2001 was $67,967, $46,578 and $20,100,
respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

The future minimum annual lease payments under this sub-lease agreement at June 30, 2003 are as follows:

               YEARS ENDING
                  JUNE 30,
           --------------------
                  2004                            $     105,036
                  2005                                   80,521
                                                  -------------

                                                  $     185,557
                                                  =============

NOTE  7  -  INCOME  TAXES
-------------------------

As the Company incurred net operating losses through June 30, 2003, the Company has not recorded any provision for income taxes for the periods presented. At June 30, 2003, the Company had approximately $3,502,000 and $2,690,000, respectively, of federal and California state net operating loss carryforwards for tax reporting purposes available to offset future taxable income; federal and state carryforwards expire through 2023 and 2010, respectively. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50 percent over a three-year period. At June 30, 2003, the effect of such limitation, if applicable, has not been determined.

Deferred tax assets consist primarily of the tax effect of net operating loss carryforwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding realizability. The valuation allowance increased approximately $486,000, $269,000 and $337,000 during the six months ended June 30, 2003, and the years ended December 31, 2002 and 2001, respectively.

Deferred tax assets consist of the following at June 30, 2003:

     Deferred tax assets:
          Net operating loss carryforwards                         $ 1,375,000
          Less valuation allowance                                  (1,375,000)
                                                                   ------------

                                                                   $         -
                                                                   ============


A reconciliation of income taxes computed at the federal statutory rate of 34% to the provision for income taxes is as follows for the six months ended June 30, 2003, and the years ended December 31, 2002 and 2001:

                                                  JUNE 30, 2003    DECEMBER 31,    DECEMBER 31,
                                                                       2002            2001
Computed benefit at federal statutory rate       $     (415,000)  $    (230,000)  $    (288,000)
State income tax benefit, net of federal effect  $      (71,000)  $     (39,000)  $     (49,000)
Increase in valuation allowance                         486,000         269,000         337,000
                                                 ---------------  --------------  --------------
                                                 $            -   $           -   $           -
                                                 ===============  ==============  ==============

NOTE 8 - BASIC AND DILUTED LOSS PER COMMON SHARE
------------------------------------------------

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the six months ended June 30, 2003, and the years ended December 31, 2002 and 2001:

                                                          DECEMBER 31,    DECEMBER 31,
                                         JUNE 30, 2003        2002            2001
                                        ---------------  --------------  --------------
Numerator for basic and diluted loss
  per common share - net loss           $   (1,220,082)  $    (675,312)  $    (846,831)
                                        ===============  ==============  ==============

Denominator for basic and diluted loss
  per common share - weighted average
  shares                                    19,038,388       4,500,000       4,388,030
                                        ===============  ==============  ==============

Basic and diluted loss per common
  share                                 $        (0.06)  $       (0.15)  $       (0.19)
                                        ===============  ==============  ==============

NOTE 9 - LITIGATION, COMMITMENTS AND CONTINGENCIES
--------------------------------------------------

Employment Agreements
---------------------

During 2000, the Company entered into an employment contract with its President and Chief Executive Officer. In addition to annual salary, the contract also provides for annual bonuses based on the Company's gross sales. This contract was amended in October 2002 to provide for commissions equal to 10 percent of the adjusted gross sales of the Company to certain associations.

During 2001, the Company entered into another employment contract with another of its officers.

During 2002, the Company entered into employment contracts with two management employees. The contracts provide for advance salaries against future commissions as specified in the agreement. In the event of employment termination, any outstanding balance of the advances must be repaid by the employee, within 7 days of such termination.

The above contracts provide for a combined annual salary of $465,000 and expire in various periods from May 2005 through September 2005.

Royalty Agreement
-----------------

In 1999, the Company entered into a Settlement Agreement and Release (the "Royalty Agreement") with an unrelated party based on which the Company will pay a royalty in the amount of 1% of future gross sales of repatriation products and services for a period of seven years commencing with the date of first repatriation sale. The royalty payments will be paid as follows: a) payment of $5,000 made in 2000, b) payment of $45,000 within 15 days after a receipt of investment funds or entering into financing agreement to start the repatriation business, and c) a monthly payment of 1% of repatriation sales for the remainder of the royalty period after the cumulative repatriation sales reach $5 million. The Royalty Agreement contains certain provisions for royalty payments if the repatriation business is sold or transferred to a third party. The Company did not accrue or pay any royalty payments during the six months ended June 30, 2003, and the years ended December 31, 2002 and 2001 as none of the above conditions have been met.

Litigation
----------

On December 23, 2002, an individual filed a lawsuit against Transworld and other related parties (the "Lawsuit"). The Company's management believes the Lawsuit, which alleges causes of action for breach of contract, fraud,

-------------------------------------------------------------

interference with contractual relations and breach of fiduciary duty, is wholly frivolous and without merit. While the Lawsuit alleges damages in the amount of $45,000, the Company filed a cross-complaint against the individual for breach of contract and fraud, which exceeds the amount he is claiming. The trial is presently set to commence on November 3, 2003. At the present time, the Company intends to defend the complaint and prosecute its cross-complaint and the Company believes that the disposition of this dispute should not have a material adverse affect upon the Company's financial position, results of operations or cash flows.

The Company may become involved in other legal proceedings and claims which arise in the ordinary course of its business. Management does not believe that any other matters will have a material adverse effect on the Company's financial position or results of operations.

Indemnities and Guarantees
--------------------------

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company's officers, under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheet.

NOTE 10 - SUBSEQUENT EVENTS
---------------------------

Subsequent to June 30, 2003, the Company received the remaining cash investment of $34,000 from an investor and the Company is committed to issue an additional 680,000 shares of its common stock pursuant to the Subscription Agreement (see
Note  5).

Subsequent to June 30, 2003, the Company issued 1,500,000 shares of common stock valued at $67,500 (or $0.045 per share, which was the estimated fair market value of the common stock on the date the shares were earned) for consulting services.

Subsequent to June 30, 2003, pursuant to the terms of the Engagement Agreement, the Company issued 391,095 shares of common stock for cash of $28,000 related to the stock purchase rights and 288,114 shares of common stock valued at $20,000 (or $0.069 per share, which was the estimated fair market value of the common stock on the dates the shares were issued) for consulting fees related to the monthly retainer (see Note 5).

On July 17, 2003, the Company adopted a stock incentive plan (the "2003 Plan") that authorized the issuance of 6,000,000 shares of the Company's registered common stock. Options will vest at the discretion of the Board of Directors as determined at the grant date and the 2003 Plan terminates on July 1, 2013.

In July 2003, the Company issued 2,693,651 registered shares of its common stock valued at $673,413 (or $0.25 per share) under the 2003 Plan to employees and consultants for settlement of approximately two-thirds of the accrued salaries and consulting fees outstanding as of June 30, 2003. The settlement will result in recognizing a gain on settlement of accounts payable and accrued expenses of approximately $202,000, which will be recorded subsequent to June 30, 2003 in other income in the consolidated statement of operations. The Company agreed to settle the remaining one-third of the outstanding balance owed to these employees and consultant in restricted shares. Currently, the Company has not issued the restricted shares to the employees and consultants.

NOTE 11 - TRANSITION PERIOD COMPARATIVE DATA
--------------------------------------------

The following table presents certain financial information for the six-month period ended June 30, 2003 and 2002, respectively:

                                Six-Months Ended    Six-Months Ended
                                June 30, 2003       June 30, 2002
                                ------------------  -----------------
                                                      (Unaudited)
Revenue                         $               0   $              0
Loss from operations                   (1,051,511)          (331,730)
Net Loss                               (1,220,082)          (339,433)

     ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
     -------------------------------------------------------------------------
               FINANCIAL DISCLOSURE
               --------------------

     a) Effective as of February 28, 2003, we terminated the services of our principal independent auditor, Morgan & Company Chartered Accountants, P.O. Box 10007 Pacific Centre, Suite 1488 - 700 West Georgia St., Vancouver BC Canada V7Y 1A1 (the "Former Accountant").

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

     b) We have engaged a new principal independent accountant effective as of June 23, 2003, to act as an independent accountant to audit both our financial records and that of our subsidiary, Sequiam Software, Inc., upon which we will rely in reports filed with the Securities and Exchange Commission. Our new accountant is Corbin & Co., 2603 Main Street, Suite 600, Irvine, California 92614-4259, telephone number 949-756-2120, fax 949-756-9110 (the "New
Accountant"). During the two most recent fiscal years and the interim period preceding the appointment of the New Accountant, we have not consulted the New Accountant regarding either:

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

     ITEM 8A.  CONTROLS AND PROCEDURES
     ---------------------------------

We have no formal controls and procedures. Our principal executive and financial officers are involved in all day to day management and operation of our business, and our Chief Executive Officer is responsible for making all public disclosures of material, non-public information. Each of the principal executive officer and principal financial officer reviews all information in the periodic reports filed with the Securities and Exchange Commission and works with company's corporate counsel regarding the content of public disclosure of material, non-public information through press releases and the filing of Form 8-Ks with the Securities and Exchange Commission. We obtain the advice of our outside legal counsel when discussing potential, material transactions such as potential sales and capital investment. On the first Tuesday of each quarter, our Principal Financial Officer and our Senior Vice President review our controls and procedures to evaluate their effectiveness. Because we do not have revenue from operations and our company is relatively small, we believe that our informal controls and procedures are effective as of the end of the fiscal period ended June 30, 2003.

     ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
     -----------------------------------------------------------------------
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
               -------------------------------------------------

The following table sets forth the full name, present principal occupation or employment, five-year employment history and certain other information concerning our officers and directors:

NAME              AGE  POSITIONS
----              ---  ---------
Charles C. Seven   59  Chairman, Director, Chief Executive Officer, and President

Keith Romine       77  Director, Controller-Treasurer and Secretary

Ronald Robertson   55  Senior Vice President

Mr.  Charles  Seven will serve as a Director and the Chairman of the Board until
-------------------
the next annual meeting of stockholders. He will also serve as the Chief Executive Officer and President until September 30, 2005, and thereafter for successive one-year renewal terms unless terminated by either Mr. Seven or our Board of Directors.

Mr. Seven has been the Chief Executive Officer of TransWorld Benefits, Inc. since October 2002. Prior to that, he was a consultant to TransWorld Benefits, Inc. from 1996 through October 2002.

Mr. Seven was the founder of Sevcor International, Inc., and served as its Vice President of Marketing and Sales from 1994-1996. Sevcor provided emergency travel insurance products for repatriation and worldwide assistance.

Mr. Seven served as the VP Marketing for Uco Air, Inc., from 1992 through 1994. Uco Air was a domestic and international air charter operations specializing in medical evacuation airfreight.

Mr. Seven served as the President and Chief Executive Officer of Venture Pacific Corp. from 1990 through 1992. Venture Pacific provided air charter operations between U.S. and Vietnam, and purchase and disposal of Pan-American liquor and catering inventories.

Mr. Seven served as the president and Chief Executive Officer of Tallmantz Aviation, Inc. from 1985 through 1990. Tallmantz Aviation provided fixed base operations with established air charter, fuel, helicopter maintenance and parts, fixed wing maintenance and real estate operations.

Mr. Seven attended the University of Oregon in 1966.

Keith  Romine  will  serve  as  a  Director  until  the  next  annual meeting of
-------------
stockholders. He will also serve as our Controller-Treasurer and Secretary until September 30, 2005, and thereafter for successive one-year renewal terms unless terminated by either Mr. Romine or our Board of Directors. As Treasurer, he will be the principal financial officer for our company.

Mr. Romine has served as the Secretary and Treasurer of TransWorld Benefits, Inc. since its inception in 1996. Mr. Romine also serves as a consultant to the following companies: MBS Mannesmann Demag Sack Germany; International Mill Service, Inc.; Icon Construction Company, Inc.; and Wirth. As a consultant, he negotiates sales and set-up of continuous aluminum sheet casters, aluminum rolling mills, coating lines, melting furnaces, scalpers and can recycling facility.

Mr. Romine is also a real estate broker, licensed in the State of California. He graduated from Browns Business College and the International Accountants
Society,  and  he  attended  Bradley  University  for  two  years.

Ronald  Robertson  will  serve  as  a Senior Vice President, until September 30,
-----------------
2005, and thereafter for successive one-year renewal terms unless terminated by either Mr. Robertson or our Board of Directors. Mr. Robertson has served as Senior Vice President of TransWorld Benefits, Inc. since September 15, 2001.

Mr. Robertson has also been serving as the Vice President - Sales of Lowen Group in Vancouver, British Columbia, since 1994, where he has been responsible for over 600 million pre-need sales annually.

Mr. Robertson served as the Assistant Vice president, Sales for Gibraltar Mausoleum Corporation in Indianapolis, Indiana, from 1985 through 1994, where he was responsible for sales and marketing for nine cemeteries and seven funeral homes with annual sales exceeding 18 million dollars.

Mr. Robertson earned his Bachelor of Science Degree in Psychology from Ball State University in 1970. Since then, he has achieved a number of industry accomplishments, including serving as the Program Chairman PIAA Convention, Guadalajara, Ixtapa, Mexico 1984; serving as a guest speaker five industry conventions; serving as a guest speaker at twelve State Conventions from 1980-1998; serving as the Co-Chairman ICFA Sales Marketing Meeting in 1997; and received the International Cemetery and Funeral Association's designation of Certified Cemetery Executive (CCE) in 2001.

We do not have an audit committee or an audit committee financial expert serving on our Board of Directors. We have not been able to locate a person qualified to act as a financial expert who is willing to serve on our Board of Directors.

We do not have a separately-designated standing audit committee, and therefore, our entire Board of Directors is serving in that capacity.

The following table sets for the persons who failed to timely file reports required by Section 16(a) of the Securities and Exchange Act of 1934 and includes a description of the number and types of forms that such person failed to timely file.

Name                        Form Type              Number of time failed to file
----                        ---------              -----------------------------

William Iny                 Form 3                 1
                            Form 4                 1
                            Form 5                 1

Charles Seven               Schedule 13D           1
                            Form 4                 1
                            Form 5                 1

Keith Romine                Form 4                 1
                            Form 5                 1

Ronald Robertson            Form 4                 1
                            Form 5                 1

We have not adopted a code of ethics. We have not adopted a code of ethics because we have not had the time and money needed to develop a formal code of ethics, and given the size of our company (4 employees), we did not believe this was an immediate priority. Our Chief Executive Officer supervises all employees closely and is responsible for making sure all employees act ethically.

     ITEM 10.  EXECUTIVE COMPENSATION
     --------------------------------

The following table sets forth in summary form the compensation received by the person serving as our Chief Executive Officer during the fiscal year ended June 30, 2003, and each of the highest paid executive employees other than CEO during such period.

--------------------------------------------------------------------------------------------------------
                                ANNUAL COMPENSATION              LONG-TERM COMPENSATION
--------------------------------------------------------------------------------------------------------
(a)                  (b)     (c)       (d)        (e)            (f)                (g)
--------------------------------------------------------------------------------------------------------
Name and                                          Other Annual   Restricted Stock   Securities
Principal Position   Year    Salary     Bonus     Compensation   Awards             Underlying/ Options
--------------------------------------------------------------------------------------------------------
Charles Seven,        2002-  $ 122,500    --           --                 --                 --
CEO & President       2003
--------------------------------------------------------------------------------------------------------
Ronald Robertson,     2002-  $ 120,000  $ 30,000       --                 --                 --
Senior Vice           2003
President
--------------------------------------------------------------------------------------------------------
Keith Romine,         2002-  $  75,000    --           --                 --                 --
Treasurer &           2003
Secretary
--------------------------------------------------------------------------------------------------------

During the fiscal year ended June 30, 2003, our subsidiary, TransWorld Benefits, Inc., entered into employment agreements with each of Charles C. Seven, Keith Romine and Ronald Robertson. Mr. Seven's employment agreement relates to his position as Chief Executive Officer of TransWorld Benefits, Inc., and calls for an annual base salary of $120,000, plus bonus compensation equal to one percent (1%) of TransWorld Benefits' total gross sales, a car allowance of $700 per month, and commission compensation of 10% of gross sales. As of June 1, 2003, Chuck's annual salary was increased to $150,000. Mr. Romine's employment agreement relates to his position as Secretary and Treasurer of TransWorld Benefits, Inc. and calls for an annual base salary of $75,000. Mr. Robertson's agreement relates to his position as Senior Vice President and Vice President - Cemetery and Funeral Group of TransWorld and calls for an annual salary based upon commissions, but in no event less than $150,000. We intend to amend the agreements to include the duties of Mr. Seven, Mr. Romine and Mr. Robertson to our company.

     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     ------------------------------------------------------------------------
               AND RELATED STOCKHOLDER MATTERS
               -------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of October 10, 2003, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

-------------------------------------------------------------------------------
NAME AND ADDRESS                                AMOUNT AND NATURE      PERCENT
OF BENEFICIAL OWNER                          OF BENEFICIAL OWNERSHIP  OF CLASS
-------------------------------------------------------------------------------
Charles C. Seven
18201 Von Karman Avenue, Suite 1170                       4,815,8661     18.32%
Irvine, California 92612
-------------------------------------------------------------------------------
Keith Romine
18201 Von Karman Avenue, Suite 1170                          336,290      1.28%
Irvine, California 92612
-------------------------------------------------------------------------------
Ronald Robertson
18201 Von Karman Avenue, Suite 1170                          595,322      2.26%
Irvine, California 92612
-------------------------------------------------------------------------------
Farline Venture Corporation and William Iny
Suite 2100 - 1066 West Hastings Street                     5,721,435     21.76%
Vancouver, British Columbia
===============================================================================
All Officers and Directors                                 5,747,478     21.86%
as a Group (3 people).
-------------------------------------------------------------------------------


Footnotes to Table
------------------
1 Charles C. Seven controls the voting of 4,467,000 shares of Common Stock currently held by Flax-Flex Fabricators, Ltd.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them, unless otherwise noted.

Our directors, officers and principals, greater than 5% security holders, taken as a group, together with their affiliates, beneficially own, in the aggregate, approximately 43.62% of our outstanding shares of common stock. Certain principal security holders are our directors or executive officers. Such concentrated control of the company may adversely affect the price of our common stock. These security holders may also be able to exert significant influence, or even control, matters requiring approval by our security holders, including the election of directors. In addition, certain provisions of Nevada law could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us.

Changes  in  Control.  Our management is not aware of any arrangements which may
--------------------
result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     --------------------------------------------------------

Conflicts  Related  to  Other  Business  Activities.  The persons serving as our
---------------------------------------------------
officers and directors have existing responsibilities and, in the future, may have additional responsibilities, to provide management and services to other entities in addition to us. As a result, conflicts of interest between us and the other entities may occur from time to time.

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

Related  Party Transactions.  As part of the consideration of our acquisition of
---------------------------
TransWorld Benefits, Inc., Flax-Flex Fabricators, Ltd. acquired 4,467,000 shares of our common stock. Charles C. Seven controls the voting of the stock held by Flax-Flex Fabricators, Ltd., and as a result, Mr. Seven was a related party to the transaction. Ronald Robertson received 33,000 shares of common stock from the same transaction.

As  a condition to our acquisition of TransWorld Benefits, Inc., each of Charles
C. Seven, Keith Romine and Ronald Robertson acquired the right to purchase stock from Farline Venture Corporation, but this right was not exercised and has expired.

Pursuant to the employment agreements with TransWorld Benefits, Inc., Mr. Charles C. Seven, Mr. Keith Romine and Mr. Ronald Robertson will receive employment compensation until September 2005, with provision for automatic renewals of successive one-year periods. We intend to amend the employment agreements to include the duties of our new officers to our company and rights to participate in our stock incentive plan.

As of June 30, 2003, we owe Senna Corporation approximately $455,000 for cash advanced to TransWorld Benefits, Inc. to pay operating expenses. These advances were made over the last five years. No interest is being earned on this balance. Charles C. Seven, together with his immediate family, own a majority of the beneficial interest of Senna Corporation.

As of June 30, 2003, we owe Charles Seven accrued salary and other expenses in the amount of $420,539. We also owe Charles Seven an aggregate principal balance of $154,067, plus accrued interest of $60,474, on notes payable.

As of June 30, 2003, we owe Keith Romine accrued salary and other expenses in the amount of $233,485.

As of June 30, 2003, we owe Ronald Robertson accrued salary and other expenses in the amount of $195,871.

As of June 30, 2003, we owe Ryan Seven accrued salary and other expenses in the amount of $149,851.

     ITEM 13.  EXHIBITS AND REPORTS ON 8-K
     -------------------------------------

(a)  Exhibits
     --------
  3.1  Articles of Incorporation (Charter Document)(1)

  3.2  Bylaws(2)

  4.1  8% Convertible Debenture, dated January 29, 2003, issued to La Jolla Cove
       Investors, Inc. (3)

  4.2  Warrant to Purchase Common Stock, dated January 29, 2003, issued to La Jolla
       Cove Investors, Inc. (3)

  4.3  Side Letter Agreement between Thinka Weight-Loss Corporation and La Jolla
       Cove Investors, Inc. regarding Warrant to Purchase Common Stock, dated
       January 29, 2003. (3)

  4.4  Registration Rights Agreement, dated January 29, 2003, regarding underlying common stock to be issued upon conversion of 8% Convertible Debenture and exercise of Warrant to Purchase Common Stock. (3)

  4.5  Letter Agreement amending 8% Convertible Debenture and Warrant to Purchase
       Common Stock, dated August 14, 2003. (4)

 10.1  Share Purchase Agreement (5)

 10.2  Sublease, dated May 16, 2002, by and between Transworld Benefits, Inc., and
       DHR International, Inc., an Illinois corporation, together with related Indemnification
       Agreement, dated October 1, 2002. (6)

 10.3  Employment Agreement ~ Charles C. Seven, by and between Transworld
       Benefits, Inc. and Charles C. Seven. (3)

 10.4  Amendment to Employment Agreement ~ Charles Seven, by and between
       Transworld Benefits, Inc. and Charles C. Seven, dated effective as of October 29, 2002.

 10.5  Employment Agreement ~ Keith Romine, by and between Transworld Benefits,
       Inc. and Keith Romine. (3)

 10.6  Employment Agreement ~ Ronald Robertson, by and between Transworld
       Benefits, Inc. and Ronald Robertson. (3)

 10.7  Engagement Letter with KnightsBridge Capital, dated June 28, 2003. (4)

 10.8  Note Payable to Charles Seven on September 9, 1997. (4)


 10.9  Note Payable to Charles Seven on October 17, 1996. (4)

10.10  Note Payable to Charles Seven on October 17, 1996. (4)

10.11  Note Payable to Charles Seven on November 1, 1996. (4)

10.12  Note Payable to Charles Seven on November 8, 1996. (4)

10.13  Note Payable to Charles Seven on December 19, 1997. (4)

10.14  Note Payable to Charles Seven on November 8, 1996. (4)

10.15  Note Payable to Charles Seven on December 27, 1997. (4)

10.16  Note Payable to Charles Seven on December 29, 1997. (4)

10.17  Note Payable to Charles Seven on January 8, 1997. (4)

10.18  Note Payable to Charles Seven on February 18, 1997. (4)

10.19  Note Payable to Charles Seven on February 24, 1997. (4)

10.20  Note Payable to Charles Seven on March 17, 1997. (4)

10.21  Note Payable to Charles Seven on March 7, 1997. (4)

10.22  Note Payable to Charles Seven on March 7, 1997. (4)

10.23  Note Payable to Charles Seven on April 22, 1997. (4)

10.24  Note Payable to Charles Seven on April 24, 1997. (4)

10.25  Note Payable to Charles Seven on May 14, 1997. (4)

10.26  Note Payable to Charles Seven on May 2, 1997. (4)

10.27  Note Payable to Charles Seven on August 12, 1997. (4)

10.28  Note Payable to Charles Seven on August 23, 1997. (4)

10.29  Note Payable to Charles Seven on August 28, 1997. (4)

10.30  Note Payable to Charles Seven on October 17, 1996. (4)

10.31  Settlement Agreement and Release, dated September 22, 1999, with Skyway
       Home, Inc. (now known as Transworld Benefits, Inc.)

16     Letter from Morgan & Company on Change in Certifying Accountant, will be filed as soon as we receive it by an amendment to this report.  We requested such letter in writing mailed on February 28, 2003.

23     Auditor's Consent


Footnotes to Exhibit Table:
--------------------------

(1) Incorporated by reference to our registration statement on Form SB-2 filed with the Securities and Exchange Commission on July 17, 2000.
(2) Original incorporated by reference to our registration statement on SB-2 filed with the Securities and Exchange Commission on July 17, 2000.
     Amendment  to  Section  13  of  the  Bylaws  included  with  this  report.
(3) Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 14, 2003.
(4) Incorporated by reference to our registration statement on Form SB-2 filed with the Securities and Exchange Commission on August 26, 2003.
(5) Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 15, 2002.
(6) Incorporated by reference to our Form 10-QSB/A filed with the Securities and Exchange Commission on February 27, 2003.

     (b)  Forms 8-K

          Form 8-K/A filed with the Securities and Exchange Commission on June 24, 2003, including the financial statements of Transworld Benefits, Inc.

     ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
     ------------------------------------------------

     (a) We were billed $0 for the fiscal year ended June 30, 2002, and $72,788 for the fiscal year ended June 30, 2003, for professional services rendered by the principal accountant for the audit of the our annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings. These services also included audits of significant acquisition of the company and review of the quarterly financial statements of the Company's acquiree.

     (b) We were billed $0 for the fiscal year ended June 30, 2002, and $0 for the fiscal year ended June 30, 2003, for assurance and related services rendered by the principal accountant related to the audit or review of the our financial statements, not included in paragraph (a) above.

     (c) We were billed $0 for the fiscal year ended June 30, 2002, and $0 for the fiscal year ended June 30, 2003, for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

     (d) We were billed $0 for the fiscal year ended June 30, 2002, and $11,500 for the fiscal year ended June 30, 2003, for professional services rendered by the principal accountant for consents issued in connection with registration statements. There were no other professional services rendered by our principal accountant during the last two fiscal years that were not included in paragraphs
(a), (b) or (c) above.

     (e) We have no audit committee pre-approval policies and procedures related to the engagement of our independent auditor.

     (f) None of the services provided by our principal accountant were approved by our audit committee.

     (g) No more than 50% of the hours expended on our audit for the last fiscal year were attributed to work performed by persons other than full-time employees of our principal accountant.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


THINKA WEIGHT-LOSS CORPORATION

Date:  October 15, 2003

By:  /s/  Charles C. Seven
-----------------------------------------------
Charles C. Seven, President & Chief Executive Officer


By:  /s/  Keith Romine
-----------------------------------------------
Keith Romine, Secretary, Treasurer, Principal Financial officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


THINKA  WEIGHT-LOSS  CORPORATION


Date:  October 15, 2003
By:  /s/  Charles C. Seven
-----------------------------------------------
Charles C. Seven, President & Chief Executive Officer


By:  /s/  Keith Romine
-----------------------------------------------
Keith Romine, Secretary, Treasurer, Principal Financial officer