Form 10QSB
period 2003-09-30
THINKA WEIGHT LOSS CORP
filed 2003-11-19
CIK 1107445

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                          Commission File No. 000-32673

                     TRANSWORLD BENEFITS INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

             Nevada                                              98-0218912
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

            18201 Karman Avenue, Suite 1170, Irvine, California 92612
                    (Address of Principal Executive Offices)

                                 (949) 975-0077
                           (Issuer's telephone number)

      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 19, 2003: 33,096,102 shares of common stock outstanding, $0.001 par value.

Part I-- FINANCIAL INFORMATION

      Item 1. Financial Statements

      Item 2. Management's Discussion and Analysis of Financial Condition

      Item 3. Controls and Procedures

Part II-- OTHER INFORMATION

      Item 1. Legal Proceedings

      Item 2. Changes in Securities

      Item 3. Defaults Upon Senior Securities

      Item 4. Submission of Matters to a Vote of Security Holders

      Item 5. Other Information

      Item 6. Exhibits and Reports on Form 8-K

Item 1. Financial Information

                     Transworld Benefit International, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                                                         September 30,
                                                                              2003
                                                                         -------------
                                                                          (Unaudited)
ASSETS
Cash                                                                      $         9
                                                                          ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

     Accounts payable and other accrued expenses                          $   420,064
     Accrued salaries and related                                             147,728
     Accounts payable to related parties                                      978,627
     Advances from a related party                                             32,500
     Notes payable                                                             89,500
     Notes payable to related parties                                         231,067
     Accrued liability related to warrants and stock purchase rights          441,050
     Accrued interest on notes payable to related parties                      54,566
                                                                          -----------
         Total current liabilities                                          2,395,102

Convertible debenture, net of unamortized debt discount
  of $109,166                                                                  54,584
                                                                          -----------

         Total liabilities                                                  2,449,686
                                                                          -----------

Commitments and contingencies

Stockholders' deficit:

     Preferred stock, $0.001 par value; 5,000,000 shares authorized;
       no shares issued and outstanding                                            --
     Common stock, $0.001 par value; 100,000,000 shares
       authorized; 24,945,369 shares issued and outstanding                    24,945
     Additional paid-in capital                                             1,112,599
     Deficit accumulated during the development stage                      (3,587,221)
                                                                          -----------
         Total stockholders' deficit                                       (2,449,677)
                                                                          -----------
                                                                          $         9
                                                                          ===========

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                     Transworld Benefit International, Inc.
                          (A Development Stage Company)
                      Consolidated Statement of Operations

                                                                                                 FOR THE PERIOD
                                                     FOR THE THREE         FOR THE THREE        SEPTEMBER 16, 1996
                                                     MONTHS ENDED           MONTHS ENDED      (DATE OF INCEPTION) TO
                                                  SEPTEMBER 30, 2003     SEPTEMBER 30, 2002     SEPTEMBER 30, 2003
                                                  ------------------     ------------------     ------------------
                                                     (UNAUDITED)            (UNAUDITED)             (UNAUDITED)
Revenue                                              $         --           $         --           $         --

Operating expenses:
     General and administrative                           270,939                156,946              3,517,060
                                                     ------------           ------------           ------------
Loss before other income (expense)                       (270,939)              (156,946)            (3,517,060)
                                                     ------------           ------------           ------------
Other income (expense):
     Other expense                                        (45,000)                    --                (44,098)
     Gain on decrease in fair value of
       warrants and stock purchase rights
       liabilities                                        156,677                     --                 34,460
     Gain on settlement of accounts payable
       and accrued expenses                               104,072                     --                104,072
     Interest expense, net                                (30,261)                (3,525)              (164,595)
                                                     ------------           ------------           ------------
         Total other income (expense)                     185,488                 (3,525)               (70,161)
                                                     ------------           ------------           ------------

Net income (loss)                                    $    (85,451)          $   (160,471)          $ (3,587,221)
                                                     ============           ============           ============

Income (loss) available to common
 stockholders per common share:
     Basic                                           $         --           $      (0.04)
                                                     ============           ============
     Diluted                                         $         --           $      (0.04)
                                                     ============           ============

Weighted average shares outstanding:
     Basic                                             23,059,264              4,500,000
                                                     ============           ============
     Diluted                                           23,059,264              4,500,000
                                                     ============           ============

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                     Transworld Benefit International, Inc.
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows

                                                                                                        FOR THE PERIOD
                                                          FOR THE THREE          FOR THE THREE        SEPTEMBER 16, 1996
                                                           MONTHS ENDED           MONTHS ENDED      (DATE OF INCEPTION) TO
                                                        SEPTEMBER 30, 2003     SEPTEMBER 30, 2002     SEPTEMBER 30, 2003
                                                        ------------------     ------------------     ------------------
                                                           (UNAUDITED)            (UNAUDITED)            (UNAUDITED)
Cash flows from operating activities:
   Net income (loss)                                       $    (85,451)         $   (160,471)         $ (3,587,221)
   Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
     Amortization of debt discounts                              20,469                    --                54,584
     Stock and warrants issued for services                      20,000                    --               375,510
     Gain on decrease in fair value of warrants
       and stock purchase rights liabilities                   (156,677)                   --               (34,460)
     Gain on settlement of accounts payable
       and accrued expenses                                    (104,072)                   --              (104,072)
     Changes in operating assets and liabilities,
       net of effects of merger:
       Rent deposit                                                  --               (42,796)                   --
       Accounts payable and accrued expenses                    266,132                99,885             1,093,983
       Accounts payable to related parties                      (47,081)               27,685               978,627
       Accrued interest on notes payable to
         related parties                                          2,367                 3,525                62,841
                                                           ------------          ------------          ------------

   Net cash used in operating activities                        (84,313)              (72,172)           (1,160,208)
                                                           ------------          ------------          ------------

Cash flows provided by investing activities:
   Payments received on note receivable from
     a related party                                                 --                    --               205,400
                                                           ------------          ------------          ------------

Cash flows from financing activities:

   Proceeds from notes payable                                       --                    --                44,500
   Proceeds from convertible debenture                               --                    --               163,750
   Proceeds from sale of stock                                   62,000                    --               428,000
   Cash collection on subscription for common
     stock                                                       20,000                    --                20,000
   Advances from a related party                                     --                30,000               144,500
   Proceeds from notes payable to related parties                    --                44,000               154,067
                                                           ------------          ------------          ------------

   Net cash provided by financing activities                     82,000                74,000               954,817
                                                           ------------          ------------          ------------

Net change in cash                                               (2,313)                1,828                     9

Cash, beginning of period                                         2,322                    --                    --
                                                           ------------          ------------          ------------

Cash, end of period                                        $          9          $      1,828          $          9
                                                           ============          ============          ============

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements

                     Transworld Benefit International, Inc.
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows

                                                                                                        FOR THE PERIOD
                                                          FOR THE THREE          FOR THE THREE        SEPTEMBER 16, 1996
                                                           MONTHS ENDED           MONTHS ENDED      (DATE OF INCEPTION) TO
                                                        SEPTEMBER 30, 2003     SEPTEMBER 30, 2002     SEPTEMBER 30, 2003
                                                        ------------------     ------------------     ------------------
                                                           (UNAUDITED)            (UNAUDITED)            (UNAUDITED)

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Income taxes                                         $         --          $         --
      Interest                                             $     11,300          $         --

Supplemental schedule of noncash investing and financing activities:

      During the three months ended September 30, 2003, the Company recognized a consulting expense of $20,000 for issuance of common stock under a consulting agreement with a third party.

      During the three months ended September 30, 2003, the Company issued 2,693,651 shares of common stock for settlement of accounts payable and accrued expenses totaling $673,413.


         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                     Transworld Benefit International, Inc.
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND AND ORGANIZATION

Effective January 30, 2003, Thinka Weight-Loss Corporation ("TWLC") entered into a Share Purchase Agreement dated October 4, 2002 ("Purchase Agreement") with Transworld Benefits, Inc. ("Transworld"). Pursuant to the terms of the Purchase Agreement, all of the outstanding stock of Transworld was sold to TWLC for 4,500,000 shares of TWLC's common stock. Transworld merged with and into TWLC and TWLC continued as the surviving entity (Transworld and TWLC as a combined entity are referred to as the "Company"). On September 30, 2003, the Company's stockholders approved changing the name of the Company to Transworld Benefits International, Inc., which was filed and completed in October 2003. The Purchase Agreement also required that two stockholders of Transworld be given two of the three existing seats on the Board of Directors of the Company. In addition, the majority stockholders of Transworld entered into an option with a stockholder of TWLC to purchase an additional 5,300,000 shares of the Company's outstanding common stock from one of TWLC's stockholders, which expired unexercised on September 21, 2003.

As the stockholders of Transworld exercised control of the combined entity after the completion of the merger, the transaction has been accounted for as a "reverse acquisition." Under reverse acquisition accounting, Transworld is considered the accounting acquiror and TWLC is considered the accounting acquiree, and the 14,534,600 shares of TWLC common stock outstanding at the date of the transaction are considered issued to stockholders of the Company in a recapitalization of the Company. In connection with the transaction, the Company agreed to assume certain liabilities of TWLC totaling $148,947; as a result, the net value of the shares recorded by the Company for the recapitalization was $(148,947). The historical financial statements of the Company have now become those of Transworld. In addition, the Company agreed to change from its historical December 31 year end to the June 30 fiscal year end of TWLC. Therefore, these financials present the three month results through September 30, 2003.

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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America for interim financial information. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly represent the financial position and operating results for the respective periods. Certain information and footnote disclosures normally present in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. It is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and notes thereto for the six-month period ended June 30, 2003, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on October 17, 2003. The results of the three months ended September 30, 2003 are not necessarily indicative of the results to be expected for the period ending June 30, 2004.

                     Transworld Benefit International, Inc.
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

DEVELOPMENT STAGE ENTERPRISE

The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to establish a new business, and its planned principal operations have not yet commenced. The Company has not generated any revenues from operations and has no assurance of any future revenues. All losses accumulated since inception have been considered as part of the Company's development stage activities. The Company will require substantial additional funding for continuing research and development and for the commercialization of its products. There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds will be obtainable on terms satisfactory to the Company.

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of Thinka Weight-Loss Corporation and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation. Certain amounts in the three months ended September 30, 2002 have been reclassified to conform to the three months ended September 30, 2003 presentation.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred cumulative losses of $3,587,221 since inception, had no revenue during the period ended September 30, 2003, had a cash balance of $9 at September 30, 2003 and had a working capital deficit of $2,395,093 at September 30, 2003. Management recognizes that the Company must generate additional resources for the eventual achievement of sustained profitable operations. The Company's success is dependent upon numerous items, including the successful development of effective marketing strategies to customers in a competitive market.

Management believes that its products will have a significant effect on future profitability. Management's plans also include obtaining additional capital through equity or debt financing. However, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

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

                     Transworld Benefit International, Inc.
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

ACCRUED LIABILITY RELATED TO WARRANTS AND STOCK PURCHASE RIGHTS

The Company accounts for freestanding derivative financial instruments potentially settled in its own common stock under Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." As the Company potentially does not have sufficient authorized shares available to settle its open stock-based contracts, the initial fair value of the applicable contracts (consisting primarily of nonemployee stock warrants and rights to purchase common stock - see Notes 4 and 5) has been classified as "accrued liability related to warrants and stock purchase rights" on the accompanying consolidated balance sheet and measured subsequently at fair value (based on a Black-Scholes computation), with gains and losses included in the statement of operations. For the three months ended September 30, 2003, the Company recorded a gain on the decrease in the fair value of the accrued liability related to warrants and stock purchase rights of $156,677 in the accompanying consolidated statement of operations. At September 30, 2003, the balance of the accrued liability related to warrants and stock purchase rights was $441,050 in the accompanying condensed consolidated balance sheet.

REVENUE RECOGNITION

The Company anticipates generating future sales revenue from sales of its products. The Company will recognize revenue at the time products are sold or services are performed for customers.

STOCK-BASED COMPENSATION

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

The Company has elected, pursuant to SFAS No. 123, to account for purchase rights granted to employees under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as amended. The Company adopted a stock incentive plan on July 17, 2003. At September 30, 2003, the Company has not granted any options to employees.

LOSS PER SHARE

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2003 and 2002, there were 30,591,097 and potentially dilutive securities that would effect loss per share if they were to be dilutive.

COMPREHENSIVE INCOME

Comprehensive income is not presented in the Company's condensed consolidated financial statements since the Company did not have any items of comprehensive income in any period presented.

                     Transworld Benefit International, Inc.
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

As the Company operates in one segment, the Company has not made segment disclosures in the accompanying condensed consolidated financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not have a material impact on the Company's financial position, cash flows or results of operations.

NOTE 2 - NOTES PAYABLE

The Company has received non-interest bearing advances from unrelated parties that are due on demand. The total outstanding balance of these notes is $44,500 as of September 30, 2003.

In 2002, the Company entered into a secured promissory note payable with an unrelated party with a principal balance of $45,000, which bears interest of 10% per annum, and was due on October 31, 2002. The promissory note payable is secured by certain assets of one of the Company's shareholders. The Company is currently in negotiations with the unrelated party to extend the note payable maturity date.

NOTE 3 - RELATED PARTY TRANSACTIONS

NOTES PAYABLE TO RELATED PARTIES

The Company has unsecured promissory notes payable to one of the Company's officers which bear interest at 10% per annum and are due on demand. The principal balance on the notes is $154,067 as of September 30, 2003.

The Company also has unsecured promissory notes payable to one of the Company's shareholders which bear interest at 8% per annum and were due on demand. The principal balance on the note is $77,000 as of September 30, 2003.

The accrued interest payable on the notes payable to related parties is $54,566 as of September 30, 2003. The Company recorded interest expense of $5,392 and $3,525 for the three months ended September 30, 2003 and 2002, respectively. The Company paid interest of $11,300 and $0 related to these notes during the three months ended September 30, 2003 and 2002, respectively.

ADVANCES FROM A RELATED PARTY

From time to time, the Company receives advances from a related party to fund its operating expenses. The advances are non-interest bearing and are due on demand. The balance due on advances from a related party is $32,500 at September 30, 2003.

                     Transworld Benefit International, Inc.
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements

NOTE 3 - RELATED PARTY TRANSACTIONS, CONTINUED

OTHER EXPENSES

The accounts payable to related parties balance of $978,627 as of September 30, 2003 represents accruals for consulting services and general and administrative expenses payable to various related parties, including consultants, officers and/or stockholders of the Company. The Company recorded general and administrative expenses (including the rent expense discussed below) of approximately $15,600 and $22,300 related to these related parties for the three months ended September 30, 2003 and 2002, respectively.

LEASES

The Company leases one of its office facilities from a related party. The rent expense paid to the related party was $3,600 and $5,250 during the three months ended September 30, 2003 and 2002, respectively, and is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

NOTE 4 - CONVERTIBLE DEBENTURE

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

As the Convertible Debenture allows La Jolla to convert the outstanding principal amount into shares of the Company's common stock at a price below fair value at the time of conversion, the Company has recorded a beneficial conversion feature in the amount of $78,600. This amount has been recorded as a debt discount and is being amortized as interest expense over the life of the Convertible Debenture. The warrants issued to La Jolla of $85,150 were recorded based on the relative fair value of the debt and warrants (computed pursuant to the Black Scholes pricing model under SFAS No. 123) as a debt discount and are amortized as interest expense over the remaining life of the Convertible Debenture. Total interest expense related to the amortization of the debt discounts was $20,469 for the three months ended September 30, 2003.

                     Transworld Benefit International, Inc.
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS' EQUITY

PREFERRED STOCK

On September 30, 2003, the Company's stockholders authorized the amending of the Articles of Incorporation to allow for the issuance of up to 5,000,000 shares of $0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time the Board of Directors determine. As of November 14, 2003, there were no shares of preferred stock issued and outstanding and no classes or series have been designated by the Board of Directors.

Common Stock

On April 29, 2003, the Company entered into a Subscription Agreement with a third party investor, pursuant to which the investor agreed to purchase 1,000,000 shares of the Company's common stock at $0.10 per share for an aggregate subscription amount of $100,000. In the event that during the 90 days following the closing date, the closing trading price of the Company's common stock falls below the purchase price of $0.10, the purchase price should be adjusted to equal the lowest reported closing trading price over the said 90 day period, but not less than $0.01 per share, and the Company should issue to the investor the additional shares. As of September 30, 2003, the Company received cash of $100,000 (including $34,000 during the three months ended September 30, 2003) for 2,000,000 shares of its common stock (including 680,000 committed to be issued for the three months ended September 30, 2003) committed to be issued by the Company (as adjusted) to this investor, which is the final number of shares since the 90-day adjustment period has passed.

In June 2003, the Company entered into an Engagement Agreement with a third party for consulting services to be provided over a period of six months with the following compensation terms to the third party for the services provided:

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

Pursuant to the terms of the Engagement Agreement, the Company issued a total of 340,909 registered shares of its common stock under a stock incentive plan (the "2003 Plan"), valued at $45,000 (or $0.13 per share, which was the estimated fair market value of the common stock on the date the shares were earned), related to the initial non-refundable retainer fee and the 250,000 shares upon finalization of the Engagement Agreement as of June 30, 2003. During the three months ended September 30, 2003, the Company issued 391,095 shares of common stock (of which 318,368 was issued under the 2003 Plan) to the third party for cash of $28,000 pursuant to the right to purchase up to $300,000 of the Company's common stock at a 30% discount. The Company issued 197,000 shares of common stock to the third party prior to June 30, 2003 for a subscription receivable of $20,000 for which the Company received the payment in July 2003. During the three months ended September 30, 2003, the Company also issued 288,114 registered shares of common stock under the 2003 Plan valued at $20,000 (or $0.069 per share, which was the estimated fair market value of the common stock on the dates the shares were issued) for consulting fees related to the monthly retainer. In September 2003, the Company believes the third party consultant ceased performing under the Engagement Agreement. As a result, the Company considers the Engagement Agreement to be null and void. The Company anticipates negotiating the final terms of termination in the quarter ending December 31, 2003 (including the status of the warrant and the remaining stock purchase rights).

                     Transworld Benefit International, Inc.
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS' EQUITY, CONTINUED

In July 2003, the Company issued 2,693,651 registered shares of its common stock valued at $471,389 (or $0.175 per share which was the estimated fair market value of the common stock on the date the shares were issued) under the 2003 Plan to employees and consultants for settlement of $673,413 of the accrued salaries and consulting fees outstanding as of June 30, 2003. The settlement resulted in recognizing a gain on settlement of accounts payable and accrued expenses of $202,024, of which $104,072 is recorded in other income in the accompanying condensed consolidated statement of operations for the three months ended September 30, 2003. The Company agreed to settle the remaining balance owed to these employees and consultants totaling approximately $2,402,000 in restricted shares. The Company has issued 4,835,177 of the restricted shares to the employees and consultants subsequent to September 30, 2003 (see Note 7).

STOCK OPTIONS

On July 17, 2003, the Company adopted the 2003 Plan that authorized the issuance of 6,000,000 shares of the Company's registered common stock. Options will vest at the discretion of the Board of Directors as determined at the grant date and the 2003 Plan terminates on July 1, 2013. The number of shares available for grant under the 2003 Plan was 2,286,231 as of September 30, 2003.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

LITIGATION

On December 23, 2002, an individual filed a lawsuit against Transworld and other related parties (the "Lawsuit"). On November 17, 2003, the Company and the other related parties entered into a settlement agreement pursuant to which the Company will pay $45,000 to the individual on or before January 16, 2004. If the Company fails to make the payment by the due date, the Company shall pay $58,000 to the individual on or before March 1, 2004. Upon execution of the settlement agreement, the Company shall deliver 1,500,000 shares of restricted common stock into an escrow as security for payment of the amounts due to the individual. In the event the Company fails to pay $45,000 on or before January 16, 2004, the Company will deliver additional shares into the escrow account in an amount equal to the average selling price of the Company's shares for the period of February 1 through February 15, 2004, divided into $174,000 less the stock already in escrow of 1,500,000. If the Company makes the required payment by March 1, 2004, the shares in escrow will be returned to the Company; otherwise, the shares will be delivered to the individual on March 2, 2004. As of September 30, 2003, the Company accrued $45,000 in accounts payable and other accrued expenses in the accompanying condensed consolidated balance sheet with a corresponding amount recorded as other expense in the accompanying condensed consolidated statement of operations for the three months ended September 30, 2003.

The Company may become involved in other legal proceedings and claims which arise in the ordinary course of its business. Management does not believe that any other matters will have a material adverse effect on the Company's financial position or results of operations.

                     Transworld Benefit International, Inc.
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements

NOTE 6 - COMMITMENTS AND CONTINGENCIES, CONTINUED

INDEMNITIES AND GUARANTEES

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company's officers, under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying condensed consolidated balance sheet.

NOTE 7 - SUBSEQUENT EVENTS

Subsequent to September 30, 2003, the Company issued 1,544,445 shares of the Company's registered common stock valued at $71,500 (or $0.046 per share, which was the estimated fair market value of the common stock on the dates the shares were earned) for consulting services performed.

Subsequent to September 30, 2003, the Company issued 111,111 shares of the Company's registered stock, valued at $10,000 (or $0.09 per share, which was the estimated fair market value of the common stock on the date the shares were issued), for legal services.

Subsequent to September 30, 2003, the Company issued 1,500,000 shares of its restricted common stock in full payment of cash advances totaling $52,000, which were received by the Company in October 2003 from a third party. Based on the estimated fair value of the stock issued, the Company will recognize interest expense of $38,000 in the consolidated statements of operations during the three months ending December 31, 2003.

Subsequent to September 30, 2003, the Company issued 4,835,177 shares of its restricted common stock to one of its shareholders, valued at $265,935 (or $0.055 per share, which is the fair market value on the date the shares were issued), for settlement of the shareholder's accounts payable balance outstanding longer than one year.

Subsequent to September 30, 2003, the Company issued 160,000 shares of the Company's registered common stock valued at $40,000 (or $0.25 per share) under the 2003 Plan to a consultant for settlement of consulting fees of $40,000 recorded in accounts payable and other accrued expenses in the accompanying condensed consolidated balance sheet. The settlement will result in recognizing a gain on settlement of accounts payable and accrued expenses of approximately $26,000, which will be recorded in other income in the consolidated statement of operations ending December 31, 2003.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our financial statements and footnotes. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Going Concern. We recognize that we must generate additional resources in order for us to eventually reach a level of sustained profitable operations. We are dependent on the development of effective marketing strategies for our products to customers in a competitive market coupled with the timeliness of the delivery of our services. We anticipate bringing our services to market as described below, which will generate revenue flow to the Company. Our plans also include obtaining additional working capital through equity or debt financing. However, no assurances can be made that we will attain profitability and that the additional working capital will be available when needed or on terms acceptable to us.

We have incurred losses from operations since our inception, are still in the development stage, and have a working capital deficit of approximately $2,395,093 as of September 30, 2003. These factors, among others, raise substantial doubt regarding our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

Plan of Operations

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

Insurance underwriting on our trip products and other short-term products as well as annual products have a committed from an A-rated insurance company. Completion of insurance underwriting on all products and services are expected in late November 2003 with underwriter approval of all marketing materials, i.e. video tapes, brochures, certificates,

I.D. cards and the initial website wherein their guarantee is referenced in early December 2003. Marketing materials will be available at that time, and we intend to begin sales in November 2003.

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

Prior to reaching profitability and after the initial $1,500,000 capital investment, we will require additional capital of $3,000,000, which if all prior liabilities were paid (optional), would leave us with a projected minimum positive cash flow of approximately $400,000 in month seven. The $3,000,000 additional capital is expected to come from the factoring of a potential strategic alliance, from the warrant held by La Jolla Cove Investors, Inc., from a private placement of common stock or one of two loan opportunities.

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

Liquidity And Capital Resources.

We had $9 in cash at September 30, 2003. We had $2,395,102 in current liabilities at September 30, 2003. During the three months ended September 30, 2003, our net cash position decreased by $2,313 from a balance of $2,322 as of June 30, 2003. During the three months ended September 30, 2003, we had a loss from operations of $85,451, generated no cash flows from investing activities and generated net cash flows from financing activities of $82,000. During this period, our operating activities utilized net cash of $84,313.

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

Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We need to raise additional capital to develop and conduct our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We are currently negotiating potential investments with four separate groups or individuals to raise money through a private sale of stock or convertible debentures, but there can be no assurance that additional funding will be available on favorable terms, if at all. In addition, if our SB-2 registration statement filed on August 26, 2003, becomes effective, we will receive additional revenue from exercise of warrants held by La Jolla Cove Investors, Inc. We cannot be certain, when, if at all, such registration statement will be made effective. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues.

Item 3. Controls and Procedures

(a)   Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)   Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On December 23, 2002, plaintiff Tom Clark filed a lawsuit in Superior Court for the County of Orange, State of California, against Transworld Benefits, Inc. (the "Company") and others, entitled Clark v. Seven, et al., OCSC Case No. 02CC18901(the "Lawsuit"). The other defendants named in the Lawsuit are The Senna Corporation, Charles Seven and Raymond A. Lee. The only cause of action alleged against the Company in the Lawsuit is for breach of contract. In that cause of action, Mr. Clark alleges that he lent $35,000 to the Company and has not been repaid. Mr. Clark alleges that he is entitled to judgment for $45,000, plus prejudgment interest and court costs. On October 6, 2003, the Company filed a cross-complaint against Mr. Clark for breach of contract and fraud alleging that Mr. Clark has breached an obligation to pay the Company $500,000 pursuant to a Stock Purchase Agreement between Mr. Clark and the Company. This lawsuit was settled for a total of $45,000 which is to be paid to Mr. Clark by no later than January 16, 2004. If the settlement is not paid by such time, then the Company will pay a total of $58,000 by no later than March 1, 2003 which will be secured by shares of the Company's restricted common stock.

Item 2. Changes in Securities.

        None

Item 3. Defaults Upon Senior Securities.

        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

        None

Item 5. Other Information.

        None

Item 6. Exhibits and Reports of Form 8-K.

        (a)   Exhibits

        31.1  Certification pursuant to Section 302 of Sarbanes Oxley Act of
              2002

        32.1  Certification pursuant to Section 906 of Sarbanes Oxley Act of
              2002

        (b)   Reports of Form 8-K

              None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TRANSWORLD BENEFITS INTERNATIONAL, INC.

Date:   November 19, 2003                /s/ Charles Seven
                                         ---------------------------------------
                                         Charles Seven
                                         Chief Executive Officer and President