Form 10QSB
period 2003-12-31
TRANSWORLD BENEFITS INTERNATIONAL INC
filed 2004-03-22
CIK 1107445

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

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

State the number of shares outstanding of each of the issuer's classes common equity, as of March 22, 2004: 35,019,898 shares of common stock outstanding, $0.001 par value.

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

Item 1. Financial Information

                     TransWorld Benefits International, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                                                          December 31,
                                                                              2003
                                                                         -------------
                                                                          (Unaudited)
ASSETS
Cash                                                                    $
                                                                        ==============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

     Accrued salaries and related                                       $    302,854.41
     Accrued salaries officers and related                                   221,368.20
     Accounts payable                                                        334,312.95
     Accounts payable related party                                          450,317.73
     Notes payable                                                           216,500.00
     Advance from related party                                               32,500.00
     Notes payable officer                                                   154,067.00
     Accrued interest officer                                                 48,704.34

                                                                        ---------------
         Total current liabilities                                         1,760,624.63

Convertible debenture,                                                       153,750.00

Subscription Common Stock                                                     34,013.09

         Total liabilities                                                 1,948,387.72
                                                                        ---------------

Commitments and contingencies

Equity:

     Preferred stock, $0.001 par value; 5,000,000 shares authorized;
       no shares issued and outstanding
     Common stock, $0.001 par value; 100,000,000 shares
       authorized; 33,249,927 shares issued and outstanding                   33,249.93
     Additional paid-in capital                                            2,325,760.58
     Deficit accumulated during the development stage                     (4,307,398.23)
                                                                        ---------------
         Total stockholders' deficit                                      (1,948,387.72)
                                                                        ---------------
                                                                        $ (1,948,387.72)




         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                     TransWorld Benefits International, Inc.
                          (A Development Stage Company)
                      Consolidated Statement of Operations

                                                                                                     FOR THE PERIOD FROM
                                            FOR THE SIX      FOR THE SIX        FOR THE THREE         SEPTEMBER 16, 1996
                                            MONTHS ENDED     MONTHS ENDED       MONTHS ENDED         (DATE OF INCEPTION) TO
                                          DECEMBER 31, 2003 DECEMBER 31, 2002   DECEMBER 31,2003      DECEMBER 31, 2003
                                         ------------------  ------------------ ----------------     ------------------
                                             UNAUDITED)       (UNAUDITED)         (UNAUDITED)             (UNAUDITED)
Revenue                                    $          --      $        --       $          --         $           --

Operating expense
     General and administrative              (934,109.00)      (65,004.00)         536,294.00          (4,180,230.00)
                                           -------------      -----------       -------------         --------------
Loss before other income (expense)           (934,109.00)      (65,004.00)         536,294.00          (4,180,230.00)
                                           -------------      -----------       -------------         --------------
Other income (expense):
     Other income                              35,493.00                            29,000.00              36,395.00
     Loss on increase in fair value
       Of warrants and stock purchase rights
     Gain on settlement of accounts payable                                                              (122,217.00)
       and accrued expenses                   104,072.00                                                  104,072.00
     Interest expense, net                    (11,084.00)        2,360.00                                (145,418.00)
                                           -------------      -----------       -------------         --------------
         Total other income (expense)         128,481.00         2,360.00           29,000.00            (127,168.00)
                                           -------------      -----------       -------------         --------------

Net income (loss)                          $ (805,628.00)     $ 62,644.00)                            $(4,307,398.00)
                                           =============      ===========       =============         ==============

Income (loss) available to common
 stockholders per common share:
     Basic                                 $ (805,625.00)     $(62,644.00)      $ (507,294.00)        $(4,307,398.00)
                                           =============      ===========       =============         ==============
     Diluted                               $          --      $
                                           =============      ===========       =============         ==============




         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                     TransWorld Benefits International, Inc.
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows


                                                                                                FOR THE PERIOD FROM
                                                         FOR THE SIX         FOR THE SIX        SEPTEMBER 16, 1996
                                                         MONTHS ENDED        MONTHS ENDED      (DATE OF INCEPTION) TO
                                                         DECEMBER 31, 2003   DECEMBER 31, 2002    DECEMBER 31, 2003
                                                       ------------------  ------------------     ------------------
                                                         (UNAUDITED)          (UNAUDITED)           (UNAUDITED)

Cash flows from operating activities:
   Net loss for period                                             $    (805,628.00)    $     (62,644.00)    $  (4,307,398.00)

     Changes in operating assets and liabilities,
       net of effects of merger:
              Amortization of deferred financing costs                                                              34,115.00
              Stocks and warrants issued for services                                                              355,510.00
              Loss on increase in fair value of warrants and
                  stock purchase rights liabilities                      119,635.00                                241,852.00
       Changes in operating assets and liabilities
                  net of effects of merger:
              Rent deposit                                                                                         827,851.00
                      Accounts payable to related parties                                                        1,025,708.00
                      Accrued interest on notes payable
                           to a related party                                                                       60,474.00

       (Increase) Decrease in deposit                                                           1,979.00
       (Increase) Decrease in other current assets                                              3,537.00
       (Decrease) Current liabilities                                 (1,131,207.37)                             (1,243,49.37)



   Subtotal:                                                          (1,817,200.00)          (57,128.00)       (3,005,036.00)
                                                                   ----------------     ----------------     ----------------

Cash flows provided by investing activities:
         Payments received on note receivable
           From a related party                                                                                    205,400.00

Cash flows from financing activities:
   Proceeds from notes payable                                                                                      44,500.00
   Proceeds from convertible debenture                                                                             163,750.00
   Proceeds from sale of stock- common stock                           1,817,200.00                              2,292,819.00
   Advances (to) from related parties                                                                              144,500.00
   Proceeds from notes payable to a related party                                                                  154,067.00
                                                                   ----------------     ----------------     ----------------

   Net cash provided by financing activities                           1,817,200.00                              2,799,636.00

Net increase (decrease) in cash                                                               (25,746.00)
Cash, beginning of period                                                  2,322.00            25,476.00
                                                                   ----------------     ----------------     ----------------

Cash, end of period                                                $              0     $              0     $              0
                                                                   ================     ================     ================


              The accompanying notes are an integral part of these
                   unaudited consolidated financial statements

                     TransWorld Benefits International, Inc.
                          (A Development Stage Company)


              Notes to Unaudited Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND AND ORGANIZATION

Effective January 30, 2003, Thinka Weight-Loss Corporation ("TWLO") entered into a Share Purchase Agreement dated October 4, 2002 ("Purchase Agreement") with TransWorld Benefits, Inc. ("TransWorld"). Pursuant to the terms of the Purchase Agreement, all of the outstanding stock of TransWorld was sold to TWLO for 4,500,000 shares of TWLO's common stock. TransWorld merged with and into TWLO and TWLO continued as the surviving entity (TransWorld and TWLO as a combined entity are referred to as the "Company"). In October 2003, the Company's stockholders approved changing the name of the Company to TransWorld Benefits International, Inc., which was filed and completed in December 2003. The Purchase Agreement also required that two stockholders of TransWorld be given two of the three existing seats on the Board of Directors of the Company. In addition, the majority stockholders of TransWorld entered into an option with a stockholder of TWLO to purchase an additional 5,300,000 shares of the Company's outstanding common stock from one of TWLO's stockholders, which expired unexercised on September 21, 2003.

As the stockholders of TransWorld exercised control of the combined entity after the completion of the merger, the transaction has been accounted for as a "reverse acquisition." Under reverse acquisition accounting, TransWorld is considered the accounting acquiror and TWLO is considered the accounting acquiree, and the 14,534,600 shares of TWLO common stock outstanding at the date of the transaction are considered issued to stockholders of the Company in a recapitalization of the Company. In connection with the transaction, the Company agreed to assume certain liabilities of TWLO totaling $148,947; as a result, the net value of the shares recorded by the Company for the recapitalization was $(148,947). The historical financial statements of the Company have now become those of TransWorld. In addition, the Company agreed to change from its historical December 31 year end to the June 30 fiscal year end of TWLO. Therefore, these financials present the six month results through December 31, 2003.

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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America for interim financial information. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly represent the financial position and operating results for the respective periods. Certain information and footnote disclosures normally present in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. It is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and notes thereto for the six-month period ended June 30, 2003, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on October 17, 2003. The results of the six months ended December 31, 2003 are not necessarily indicative of the results to be expected for the period ending June 30, 2004.

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

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of Thinka Weight-Loss Corporation and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation. Certain amounts in the six months ended December 31, 2003 have been reclassified to conform to the six months ended December 31, 2003 presentation.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred cumulative losses of $ 4,307,398.00 since inception, had no revenue during the period ended December 31, 2003, had a cash balance of $ 0 at December 31, 2003 and had a working capital deficit of $ 1,948,388 at December 31, 2003. Management recognizes that the Company must generate additional resources for the eventual achievement of sustained profitable operations. The Company's success is dependent upon numerous items, including the successful development of effective marketing strategies to customers in a competitive market.

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

                     TransWorld Benefit International, Inc.
                          (A Development Stage Company)

              Notes to Unaudited Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

ACCRUED LIABILITY RELATED TO WARRANTS AND STOCK PURCHASE RIGHTS

The Company accounts for freestanding derivative financial instruments potentially settled in its own common stock under Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." As the Company potentially does not have sufficient authorized shares available to settle its open stock-based contracts, the initial fair value of the applicable contracts (consisting primarily of non-employee stock warrants and rights to purchase common stock - see Notes 4 and 5) has been classified as "accrued liability related to warrants and stock purchase rights" on the accompanying consolidated balance sheet and measured subsequently at fair value (based on a Black-Scholes computation), with gains and losses included in the statement of operations. For the six months ended December 31, 2003, the Company recorded a gain on the decrease in the fair value of the accrued liability related to warrants and stock purchase rights of $ 122,217 in the accompanying consolidated statement of operations. At December 31, 2003, the balance of the accrued liability related to warrants and stock purchase rights was $ 597,727 in the accompanying condensed consolidated balance sheet.

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

The Company has elected, pursuant to SFAS No. 123, to account for purchase rights granted to employees under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as amended. The Company adopted a stock incentive plan on July 17, 2003. At December 31, 2003, the Company has not granted any options to employees.

LOSS PER SHARE

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2003 and, there were 30,591,097 and potentially dilutive securities that would effect loss per share if they were to be dilutive.

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

NOTE 2 - NOTES PAYABLE

The Company has received non-interest bearing advances from unrelated parties that are due on demand. The total outstanding balance of these notes is $ 48,704 as of December 31, 2003.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

NOTES PAYABLE TO RELATED PARTIES

The Company has unsecured promissory notes payable to one of the Company's officers which bear interest at 10% per annum and are due on demand. The principal balance on the notes is $154,067 as of December 31, 2003.

The Company also has unsecured promissory notes payable to one of the Company's shareholders which bear interest at 8% per annum and were due on demand. The principal balance on the note is $ 77,000 as of December 31, 2003.

The accrued interest payable on the notes payable to related parties is $ 48,704 as of December 31, 2003. The Company recorded interest expense of $ 11,804 and $ 0 for the six months ended December 31, 2003 and 2002, respectively.

ADVANCES FROM A RELATED PARTY

From time to time, the Company receives advances from a related party to fund its operating expenses. The advances are non-interest bearing and are due on demand. The balance due on advances from a related party is $ 32,500 at December 31, 2003.

                     TransWorld Benefit International, Inc.
                          (A Development Stage Company)

              Notes to Unaudited Consolidated Financial Statements

NOTE 3 - RELATED PARTY TRANSACTIONS, CONTINUED

OTHER EXPENSES

The accounts payable to related parties balance of $ 1,007,040 as of December 31, 2003 represents accruals for consulting services and general and administrative expenses payable to various related parties, including consultants, officers and/or stockholders of the Company. The Company recorded general and administrative expenses (including the rent expense discussed below) of approximately $ 263,127 to these related parties for the six months ended December 31, 2003.

LEASES

The Company leases one of its office facilities from a related party. The rent expense paid to the related party was $3,600 and $5,250 during the six months ended December 31, 2003 and 2002, respectively, and is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

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

COMMON STOCK

Common Stock in the company during the period ending December 31, 2003 was issued according to the following schedule:

    Name             Date       Number of Shares at Price    Stock Type   Resolution Date         Purpose
-------------------------------------------------------------------------------------------------------------
Noah Clark         10/07/2003   1,500,000 shares @$0.045     S-8          10/2/2003        Consulting Services
Peter Nasca        10/08/2003   44,445 shares @ $0.045       S-8          10/3/2003        Consulting Services
Richard Anslow     10/14/2003   77,778 shares @ $0.08        S-8          10/14/2003       Legal Services
Gregg Jaclin       10/14/2003   33,333 shares @ $0.08        S-8          10/14/2003       Legal Services
CDI Holdings       10/29/2003   229,888 shares @ $0.026      Rule 144     10/29/2003       Consulting Services
CDI Holdings       10/29/2003   241,135 shares@ $0.26        Rule 144     10/29/2003       Consulting Services
CDI Holdings       10/29/2003   1,028,979 shares @ $0.026    Rule 144     10/30/2003       Consulting Services
Charles C. Seven   10/31/2003   4,835,177 shares @$0.055     Rule 144     10/30/2003       Consulting Services
J. Basso           11/13/2003   160,000 shares @ $0.25       Rule 144     11/12/2003       Consulting Services
Darrell Seven      11/30/2003   25,000 shares @ $0.20        Rule 144     11/20/2003       Consulting Services
Lonene Fontagne    12/08/2003   2,000,000 shares @0.05       Rule 144     12/5/2003        Subscritpiton
Peter Nasca        12/08/2003   12,500 shares @$0.08         S-8          12/5/2003        Consulting Services
Sonny O'Sullivan   12/12/2003   333,334 shares @ $0.09       S-8          12/11/2003       Consulting Services

                     TransWorld Benefits International, Inc.
                          (A Development Stage Company)

              Notes to Unaudited Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS' EQUITY, CONTINUED

In July 2003, the Company issued 2,693,651 registered shares of its common stock valued at $471,389 (or $0.175 per share which was the estimated fair market value of the common stock on the date the shares were issued) under the 2003 Plan to employees and consultants for settlement of $673,413 of the accrued salaries and consulting fees outstanding as of June 30, 2003. The settlement resulted in recognizing a gain on settlement of accounts payable and accrued expenses of $202,024, of which $104,072 is recorded in other income in the accompanying condensed consolidated statement of operations for the six months ended December 31, 2003. The Company agreed to settle the remaining balance owed to these employees and consultants totaling approximately $2,402,000 in restricted shares. The Company has issued 4,835,177 of the restricted shares to the employees and consultants subsequent to December 31, 2003 (see Note 7).

STOCK OPTIONS

On July 17, 2003, the Company adopted the 2003 Plan that authorized the issuance of 6,000,000 shares of the Company's registered common stock. Options will vest at the discretion of the Board of Directors as determined at the grant date and the 2003 Plan terminates on July 1, 2013. The number of shares available for grant under the 2003 Plan was 2,286,231 as of December 31, 2003.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

LITIGATION

On December 23, 2002, an individual filed a lawsuit against TransWorld and other related parties (the "Lawsuit"). On November 17, 2003, the Company and the other related parties entered into a settlement agreement pursuant to which the Company will pay $45,000 to the individual on or before January 16, 2004. If the Company fails to make the payment by the due date, the Company shall pay $58,000 to the individual on or before March 1, 2004. Upon execution of the settlement agreement, the Company shall deliver 1,500,000 shares of restricted common stock into an escrow as security for payment of the amounts due to the individual. In the event the Company fails to pay $45,000 on or before January 16, 2004, the Company will deliver additional shares into the escrow account in an amount equal to the average selling price of the Company's shares for the period of February 1 through February 15, 2004, divided into $174,000 less the stock already in escrow of 1,500,000. If the Company makes the required payment by March 1, 2004, the shares in escrow will be returned to the Company; otherwise, the shares will be delivered to the individual on March 2, 2004. As of December 31, 2003, the Company accrued $45,000 in accounts payable and other accrued expenses in the accompanying condensed consolidated balance sheet with a corresponding amount recorded as other expense in the accompanying condensed consolidated statement of operations for the six months ended December 31, 2003.

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

NOTE 7 - INCOME TAXES

At December 31, 2003, the Company had net operating loss carryforwards of approximately $4,307,398 for income tax purposes, available to offset future taxable income expiring on various dates through 2020. The net operating loss created a deferred tax asset of approximately $1,206,071. This tax asset has been fully reserved through a valuation allowance due to the uncertainty of future operations generating income to realize such deferred tax asset.

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

We have incurred losses from operations since our inception, are still in the development stage, and have a working capital deficit of approximately $2,395,093 as of December 31, 2003. These factors, among others, raise substantial doubt regarding our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

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

Our corporate legal, insurance and auditing cost for the twelve months ended June 30, 2000, is expected to be approximately $250,000. Current liabilities scheduled to be paid through the period ending June 30, 2004, amount to $500,000. Hardware and software purchases through the period ending June 30, 2004 are estimated at approximately $150,000. General and administrative costs through the period April 30, 2004 will be approximately $200,000. Sales expenses are estimated at approximately $100,000 through the period ending May 31, 2004. We estimate our marketing expenses (video tapes, brochures, advertising) at approximately $ 250,000 through the period ending June 30, 2004. The total estimated cost to get us to market through the period ending March 31, 2004 is $1,500,000 with a $50,000 contingency for outside contractors and data processing needs.

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

Liquidity And Capital Resources.

We had $ 0 in cash at December 31, 2003. We had $ 1,760,624 in current liabilities at December 31, 2003. During the six months ended December 31, 2003, our net cash position decreased by $2,322 from a balance of $ 2,322 as of June 30, 2003. During the six months ended December 31, 2003, we had a loss from operations of $ 691,366, generated no cash flows from investing activities and generated net cash flows from financing activities of $1,936,837. During this period, our operating activities utilized net cash of $ 1,936,837.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On December 23, 2002, plaintiff Tom Clark filed a lawsuit in Superior Court for the County of Orange, State of California, against TransWorld Benefits, Inc. (the "Company") and others, entitled Clark v. Seven, et al., OCSC Case No. 02CC18901(the "Lawsuit"). The other defendants named in the Lawsuit are The Senna Corporation, Charles Seven and Raymond A. Lee. The only cause of action alleged against the Company in the Lawsuit is for breach of contract. In that cause of action, Mr. Clark alleges that he lent $35,000 to the Company and has not been repaid. Mr. Clark alleges that he is entitled to judgment for $45,000, plus prejudgment interest and court costs. On October 6, 2003, the Company filed a cross-complaint against Mr. Clark for breach of contract and fraud alleging that Mr. Clark has breached an obligation to pay the Company $500,000 pursuant to a Stock Purchase Agreement between Mr. Clark and the Company. This lawsuit was settled for a total of $45,000 which was to be paid to Mr. Clark by no later than January 16, 2004. If the settlement was not paid by such time, then the Company agreed to pay a total of $58,000 by no later than March 1, 2004 which was be secured by shares of the Company's restricted common stock. The parties subsequently agreed to extend such date to May 1, 2004.


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

                                      TRANSWORLD BENEFITS INTERNATIONAL, INC.


Date:   March 22, 2004                /s/ Charles Seven
                                      ---------------------------------------
                                          Charles Seven
                                          Chief Executive Officer and President