Form 10QSB
period 2004-03-31
TRANSWORLD BENEFITS INTERNATIONAL INC
filed 2004-05-26
CIK 1107445

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

State the number of shares outstanding of each of the issuer's classes common equity, as of May 26, 2004: 35,049,889 shares of common stock outstanding, $0.001 par value.

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

Item 1. Financial Information

                     TransWorld Benefits International, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                                                           March  31,
                                                                              2004
                                                                          -------------
                                                                           (Unaudited)
ASSETS
Cash                                                                      $          --
         Total Assets                                                     =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

     Accrued salaries and related                                         $  287,613.14
     Accrued salaries officers and related                                   188,588.41
     Accounts payable                                                        211,017.94
     Accounts payable employee                                                70,985.26
     Accounts payable officers                                               107,845.38
     Accounts payable related party                                          336,059.73
     Notes payable                                                           199,000.00
     Advance from related party                                               32,500.00
     Notes payable officer                                                   154,067.00
     Accrued interest officer                                                 52,184.44
                                                                          -------------
         Total current liabilities                                         1,639,861.30

Convertible debenture,                                                       183,750.00

Subscription Common Stock                                                     34,013.09

         Total liabilities                                                 1,857,624.39
                                                                          -------------

Commitments and contingencies

Equity:

     Preferred stock, $0.001 par value; 5,000,000 shares authorized;
       no shares issued and outstanding
     Common stock, $0.001 par value; 100,000,000 shares
       authorized; 34,999,889 shares issued and outstanding                   36,507.34
     Additional paid-in capital                                            2,491,449.75
     Deficit accumulated during the development stage                     (4,385,581.48)
                                                                          -------------
         Total stockholders' deficit                                      (1,857,624.39)
         Total liabilities and stockholders' deficit                                 --
                                                                          =============




         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                     TransWorld Benefits International, Inc.
                          (A Development Stage Company)
                      Consolidated Statement of Operations



                                                                                                              FOR THE PERIOD FROM
                                         FOR THE NINE     FOR THE NINE       FOR THE THREE    FOR THE THREE   SEPTEMBER 16, 1996
                                         MONTHS ENDED     MONTHS ENDED       MONTHS ENDED     MONTHS ENDED    (DATE OF INCEPTION) TO
                                         MARCH 31, 2004   MARCH  31, 2003    MARCH 31, 2004   MARCH 31,2003   MARCH 31, 2004
                                         ---------------   -------------     -------------    -----------        --------------
                                          (UNAUDITED)       (UNAUDITED)       (UNAUDITED)      (UNAUDITED)         (UNAUDITED)
Revenue                                  $         --      $         --      $         --      $        --       $            --

Operating expense
     General and administrative               904,739.80      274,334.00        237,780.00      209,330.00          4,150,861.00
                                         ---------------   -------------     -------------     -----------        --------------
Loss before other income (expense)           (904,739.80)    (274,334.00)      (666,960.00)    (209,330.00)        (4,150,861.00)
                                         ---------------   -------------     -------------     -----------        --------------
Other income (expense):
     Other income                              35,493.21                                                               36,395.00
     Loss on increase in fair value
       Of warrants and stock purchase rights                                                                         (122,217.00)

     Interest expense, net                    (14,564.17)       6,351.00          3,480.00       (8,711.00)          (148,898.00)
                                         ---------------   -------------     -------------     -----------        --------------

         Total other income (expense)          20,929.04       (6,351.00)        (3,480.00)      (8,711.00)          (234,720.00)
                                         ---------------   -------------     -------------     -----------        --------------

Net income (loss)                        $   (883,810.76)  $ (280,041.00)      (241,260.00)    (218,041.00)      $ (4,385,581.00)
                                         ===============   =============      =============    ============      ================

Income (loss) available to common
 stockholders per common share:
     Basic and diluted                   $         (.038)  $        (.01)    $     (0.020)            (.01)
                                         ===============   =============      =============    ============


         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                     TransWorld Benefits International, Inc.
                             (A Development Stage Company)
                      Consolidated Statement of Cash Flows

                                                                                                FOR THE PERIOD FROM
                                                          FOR THE NINE        FOR THE NINE      SEPTEMBER 16, 1996
                                                          MONTHS ENDED        MONTHS ENDED     (DATE OF INCEPTION) TO
                                                          MARCH 31, 2004      MARCH 31, 2003      MARCH 31, 2003
                                                        ------------------  -----------------    -----------------
                                                            (UNAUDITED)          (UNAUDITED)          (UNAUDITED)

Cash flows from operating activities:
   Net loss for period                                    $    (883,811.00)    $  (280,685.00)    $  (4,385,581.00)

   Changes in operating assets and liabilities,
     net of effects of merger:
     Amortization of deferred financing costs                                        2,729.00            36,844.00
     Other current assets                                                            1,979.00
     Stocks and warrants issued for services                    635,486.00                              990,996.00
     Loss on increase in fair value of warrants and
        stock purchase rights liabilities                                                               122,217.00
     Changes in operating assets and liabilities
        net of effects of merger:
          Accounts payable and accrued expenses                  (2,322.00)                             825,529.00
          Accounts payable to related parties                                                         1,025,708.00
          Accrued interest on notes payable
              to a related party                                                                         60,474.00
     (Increase) Decrease in other current assets                                    20,655.00
     (Decrease) Current liabilities                                                 50,283.00
                                                          ----------------     --------------     ----------------



   Net Cash used by operating activities                       (250,647.00)       (205,039.00)       (1,326,542.00)
                                                          ----------------     --------------     ----------------

Cash flows from investing activities:
   Payments received on note receivable
        Net cash provided by investing activities                                                       205,400.00
                                                          ----------------     --------------     ----------------

Cash flows from financing activities:
   Proceeds from notes payable                                                                           44,500.00
   Proceeds from convertible debenture                          149,635.00         163,750.00           313,385.00
   Proceeds from sale of stock- common stock                     98,690.00          31,652.00           464,690.00
   Advances (to) from related parties                                              (15,500.00)          144,500.00
   Proceeds from notes payable to a related party                                                       154,067.00
                                                          ----------------     --------------     ----------------

   Net cash provided by financing activities                    248,325.00         148,250.00         1,121,142.00
                                                          ----------------     --------------     ----------------

Net decrease in cash                                             (2,322.00)        (25,137.00)    $           0
Cash, beginning of period                                         2,322.00          25,476.00     $           0
                                                          ----------------     --------------     ----------------

Cash, end of period                                       $           0        $       339.00     $           0
                                                          ================     ==============     ================




During the nine month period ended March 31, 2004, the Company issued 15,614,000 shares of common stock To settle $1,361,591 of current obligations.



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

As the stockholders of TransWorld exercised control of the combined entity after the completion of the merger, the transaction has been accounted for as a "reverse acquisition." Under reverse acquisition accounting, TransWorld is considered the accounting acquiror and TWLO is considered the accounting acquiree, and the 14,534,600 shares of TWLO common stock outstanding at the date of the transaction are considered issued to stockholders of the Company in a recapitalization of the Company. In connection with the transaction, the Company agreed to assume certain liabilities of TWLO totaling $148,947; as a result, the net value of the shares recorded by the Company for the recapitalization was $(148,947). The historical financial statements of the Company have now become those of TransWorld. In addition, the Company agreed to change from its historical December 31 year end to the June 30 fiscal year end of TWLO. Therefore, these financials present the nine month results through March 31, 2004.

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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America for interim financial information. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly represent the financial position and operating results for the respective periods. Certain information and footnote disclosures normally present in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. It is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and notes thereto for the six-month period ended June 30, 2003, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on October 17, 2003. The results of the nine months ended March 31, 2004 are not necessarily indicative of the results to be expected for the period ending June 30, 2003.

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

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of TransWorld Benefits International Inc. and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation. Certain amounts in the nine months ended March 31, 2003 have been reclassified to conform to the nine months ended March 31, 2004 presentation.

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred cumulative losses of $ 4,385,581.00 since inception, had no revenue during the period ended March 31, 2004, had a cash balance of $ 0 at March 31, 2004 and had a working capital deficit of $ 1,639,861 at March 31, 2004. Management recognizes that the Company must generate additional resources for the eventual achievement of sustained profitable operations. The Company's success is dependent upon numerous items, including the successful development of effective marketing strategies to customers in a competitive market. Management believes that its products will have a significant effect on future profitability. Management's plans also include obtaining additional capital through equity or debt financing. However, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

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

                     TransWorld Benefit International, Inc.
                          (A Development Stage Company)

              Notes to Unaudited Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

ACCRUED LIABILITY RELATED TO WARRANTS AND STOCK PURCHASE RIGHTS

The Company accounts for freestanding derivative financial instruments potentially settled in its own common stock under Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." As the Company potentially does not have sufficient authorized shares available to settle its open stock-based contracts, the initial fair value of the applicable contracts (consisting primarily of non-employee stock warrants and rights to purchase common stock - (see Notes 4 and 5) has been classified as "accrued liability related to warrants and stock purchase rights" on the accompanying balance sheet and measured subsequently at fair value (based on a Black-Scholes computation), with gains and losses included in the statement of operations.

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

The Company has elected, pursuant to SFAS No. 123, to account for purchase rights granted to employees under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as amended. The Company adopted a stock incentive plan on July 17, 2003. At March 31, 2004, the Company has not granted any options to employees.

LOSS PER SHARE

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2004 and, there were 34,999,889 shares issued and outstanding, potentially dilutive securities that would effect loss per share if they were to be included have not been considered since the effect of such shares would be anti-dilutive.

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

NOTE 2 - NOTES PAYABLE

The Company has received non-interest bearing advances from unrelated parties that are due on demand. The total outstanding balance of these notes is $199,000 as of March 31, 2004.

In 2002, the Company entered into a secured promissory note payable with an unrelated party with a principal balance of $45,000, which bears interest of 10% per annum, and was due on October 31, 2002. The Company is currently in negotiations with the unrelated party to extend the note payable maturity date.

NOTE 3 - RELATED PARTY TRANSACTIONS

NOTES PAYABLE TO RELATED PARTIES

The Company has unsecured promissory notes payable to one of the Company's officers which bear interest at 10% per annum and are due on demand. The principal balance on the notes is $154,067 as of March 31, 2004. The Company also has unsecured promissory notes payable to one of the Company's shareholders which bear interest at 8% per annum and were due on demand. The principal balance on the note is $ 77,000 as of March 31, 2004. The accrued interest payable on the notes payable to related parties is $ 52,184 as of March 31, 2004. The Company recorded interest expense of $ 14,564 and $ 3,480 for the nine months ended March 31, 2004 and 2003, respectively.

ADVANCES FROM A RELATED PARTY

From time to time, the Company receives advances from a related party to fund its operating expenses. The advances are non-interest bearing and are due on demand. The balance due on advances from a related party is $ 32,500 at March 31, 2004.

                     TransWorld Benefit International, Inc.
                          (A Development Stage Company)

              Notes to Unaudited Consolidated Financial Statements

NOTE 3 - RELATED PARTY TRANSACTIONS, CONTINUED

OTHER EXPENSES

The accounts payable to related parties balance of $ 336,059 as of March 31, 2004 represents accruals for consulting services and general and administrative expenses payable to various related parties, including consultants, officers and/or stockholders of the Company.

LEASES

The Company leases one of its office facilities from a related party. The rent expense paid to the related party was $10,800 and $96,067 during the nine months ended March 31, 2004 and 2003, respectively, and is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

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

                     TransWorld Benefit International, Inc.
                          (A Development Stage Company)

              Notes to Unaudited Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS' EQUITY

PREFERRED STOCK

In July 2003, the Company issued 2,693,651 registered shares of its common stock valued at $471,389 (or $0.175 per share which was the estimated fair market value of the common stock on the date the shares were issued) under the 2003 Plan to employees and consultants for settlement of $673,413 of the accrued salaries and consulting fees outstanding as of June 30, 2003. The Company agreed to settle the remaining balance owed to these employees and consultants totaling approximately $2,402,000 in restricted shares. The Company has issued 4,835,177 of the restricted shares to the employees and consultants.

COMMON STOCK

Common Stock in the company during the period ending March 31, 2004 was issued according to the following schedule:


      Name           Date      Number of Shares at Price    Stock Type   Resolution Date         Purpose
----------------------------------------------------------------------------------------------------------------
Noah Clark         10/07/2003    1,500,000 shares @$0.045           S-8      10/2/2003       Consulting Services
Peter Nasca        10/08/2003       44,445 shares @ $0.045          S-8      10/3/2003       Consulting Services
Richard Anslow     10/14/2003       77,778 shares @ $0.08           S-8     10/14/2003       Legal Services
Gregg Jaclin       10/14/2003       33,333 shares @ $0.08           S-8     10/14/2003       Legal Services
CDI Holdings       10/29/2003      229,888 shares @ $0.026     Rule 144     10/29/2003       Consulting Services
CDI Holdings       10/29/2003      241,135 shares@ $0.26       Rule 144     10/29/2003       Consulting Services
CDI Holdings       10/29/2003    1,028,979 shares @ $0.026     Rule 144     10/30/2003       Consulting Services
Charles C. Seven   10/31/2003    4,835,177 shares @$0.055      Rule 144     10/30/2003       Consulting Services
J. Basso           11/13/2003      160,000 shares @ $0.25      Rule 144     11/12/2003       Consulting Services
Darrell Seven      11/30/2003       25,000 shares @ $0.20      Rule 144     11/20/2003       Consulting Services
Lonene Fontagne    12/08/2003    2,000,000 shares @0.05        Rule 144      12/5/2003       Subscritpiton
Peter Nasca        12/08/2003       12,500 shares @$0.08            S-8      12/5/2003       Consulting Services
Sonny O'Sullivan   12/12/2003      333,334 shares @ $0.09           S-8     12/11/2003       Consulting Services
Jeff Klein         01/07/2004        8,333 shares @$0.10            S-8     12/26/2003       Legal Services
Irwin Newman       01/07/2004        8,333 shares @$0.10            S-8     12/26/2003       Legal Services
Kenneth Pollock    01/07/2004        8,333 shares @$0.10            S-8     12/26/2003       Legal Services
Shaniqua McPhee    01/07/2004      961,738 shares @$0.09            S-8     12/26/2003       Loan
Frank McKenna      01/07/2004       70,000 shares @$0.25       Rule 144     12/26/2003       Loan
H.E. Capital       01/07/2004      693,225 shares @$0.09       Rule 144     12/26/2003       Loan


                     TransWorld Benefits International, Inc.
                          (A Development Stage Company)

              Notes to Unaudited Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS' EQUITY, CONTINUED

In July 2003, the Company issued 2,693,651 registered shares of its common stock valued at $471,389 (or $0.175 per share which was the estimated fair market value of the common stock on the date the shares were issued) under the 2003 Plan to employees and consultants for settlement of $673,413 of the accrued salaries and consulting fees outstanding as of June 30, 2003. The Company agreed to settle the remaining balance owed to these employees and consultants totaling approximately $2,402,000 in restricted shares. The Company has issued 4,835,177 of the restricted shares to the employees and consultants. (see Note 7).

STOCK OPTIONS

On July 17, 2003, the Company adopted the 2003 Plan that authorized the issuance of 6,000,000 shares of the Company's registered common stock. Options will vest at the discretion of the Board of Directors as determined at the grant date and the 2003 Plan terminates on July 1, 2013. The number of shares available for grant under the 2003 Plan was 2,286,231 as of March 31, 2004.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

LITIGATION

On December 23, 2002, an individual filed a lawsuit against TransWorld and other related parties (the "Lawsuit"). On November 17, 2003, the Company and the other related parties entered into a settlement agreement pursuant to which the Company was to pay $45,000 to the individual on or before January 16, 2004. If the Company failed to make the payment by the due date, the Company was to pay $58,000 to the individual on or before March 1, 2004 or judgement may be entered. Upon execution of the settlement agreement, the Company was to deliver 1,500,000 shares of restricted common stock into an escrow as security for payment of the amounts due to the individual. In the event the Company failed to pay $45,000 on or before January 16, 2004, the Company was to deliver additional shares into the escrow account in an amount equal to the average selling price of the Company's shares for the period of February 1 through February 15, 2004, divided into $174,000 less the stock already in escrow of 1,500,000. If the Company makes the required payment, the shares in escrow will be returned to the Company; otherwise, the shares will be delivered to the individual. As of March 31, 2004, the Company accrued $45,000 in accounts payable and other accrued expenses in the accompanying condensed consolidated balance sheet with a corresponding amount recorded as other expense in the accompanying consolidated statement of operations for the nine months ended March 31, 2004.
The Company may become involved in other legal proceedings and claims which arise in the ordinary course of its business. Management does not believe that any other matters will have a material adverse effect on the Company's financial position or results of operations.

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

NOTE 7 - INCOME TAXES

At March 31, 2004, the Company had net operating loss carryforwards of approximately $4,386,000 for income tax purposes, available to offset future taxable income expiring on various dates through 2020. This tax asset has been fully reserved through a valuation allowance due to the uncertainty of future operations generating income to realize such deferred tax asset.

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

We have incurred losses from operations since our inception, are still in the development stage, and have a working capital deficit of approximately $1,754,119 as of March 31, 2004. These factors, among others, raise substantial doubt regarding our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

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

Insurance underwriting on our trip products and other short-term products as well as annual products have a commitment from an A-rated insurance company. Completion of insurance underwriting on all products and services are expected in July or August 2004 with underwriter approval of all marketing materials, i.e. video tapes, brochures, certificates, I.D. cards and the initial website wherein their guarantee is referenced in early December 2003. Marketing materials will be available at that time, and we intend to begin sales in November 2003.

Our corporate legal, insurance and auditing cost for the twelve months ended June 30, 2004, is expected to be approximately $250,000. Current liabilities scheduled to be paid through the period ending June 30, 2004, amount to $500,000. Hardware and software purchases through the period ending June 30, 2004 are estimated at approximately $150,000. General and administrative costs through the period June 30, 2004 will be approximately $200,000. Sales expenses are estimated at approximately $100,000 through the period ending June 30, 2004. We estimate our marketing expenses (video tapes, brochures, advertising) at approximately $ 250,000 through the period ending June 30, 2004. The total estimated cost to get us to market through the period ending September 30, 2004 is $1,500,000 with a $50,000 contingency for outside contractors and data processing needs.

We project that following our initial phase until we begin receiving operating revenue sufficient to cover operating expenses, our monthly expenses will be approximately $535,000 per month which includes the cost of sales. We further project our earnings and positive cash flow to be very strong by the eighth month, in the amount of $500,000 per month or more, after the financing has been completed.

Prior to reaching profitability and after the initial $1,500,000 capital investment, we will require additional capital of $3,000,000, which if all prior liabilities were paid (optional), would leave us with a projected minimum positive cash flow of approximately $400,000 in month seven. The $3,000,000 additional capital is expected to come from the factoring of a potential strategic alliance or from a private placement of common stock or one of two loan opportunities.

Should we not meet our second tier of financing in a timely manner, we would negotiate extensions of current liabilities to employees and we would reduce our start-up marketing and advertising expenses. Hiring programs and equipment purchases would be minimized. These cuts would allow us to maintain the quality assets of the company, i.e. its management and unique product position in the marketplace, although revenues would then be generated very slowly, and could require us to within 4 to 6 months seek a "takeover" partner from one of the company's many strategic alliance opportunities in the funeral, insurance and travel markets.

Liquidity And Capital Resources.

We had $ 0 in cash at March 31, 2004. We had $ 1,639,861 in current liabilities at March 31, 2004. During the nine months ended March 31, 2004, our net cash position decreased by $2,322 from a balance of $ 2,322 as of June 30, 2003. During the nine months ended March 31, 2004, we had a loss from operations of $904,740, and generated no cash flows from operations.

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

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On December 23, 2002, plaintiff Tom Clark filed a lawsuit in Superior Court for the County of Orange, State of California, against TransWorld Benefits, Inc. (the "Company") and others, entitled Clark v. Seven, et al., OCSC Case No. 02CC18901(the "Lawsuit"). The other defendants named in the Lawsuit are The Senna Corporation, Charles Seven and Raymond A. Lee (Raymond Lee has been dismissed). The only cause of action alleged against the Company in the Lawsuit, which the company believes may have merit, is for breach of contract. In that cause of action, Mr. Clark alleges that he lent $35,000 to the Company and has not been repaid. Mr. Clark alleges that he is entitled to judgment for $45,000, plus prejudgment interest and court costs. While fraud, interference with contractual relations, and breach of fiduciary duty were alleged against all parties, it is the company's understanding that other than breach of contract all of the allegations are against Charles C. Seven personally and not against the company. On October 6, 2003, the Company filed a cross-complaint against Mr. Clark for breach of contract and fraud alleging that Mr. Clark has breached an obligation to pay the Company $500,000 pursuant to a Stock Purchase Agreement between Mr. Clark and the Company. This lawsuit was settled for a total of $45,000 which is to be paid to Mr. Clark. If the settlement is not paid, then the Company will pay a total of $58,000 which is to be secured by shares of the Company's restricted common stock.

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

Item 6. Exhibits and Reports of Form 8-K.

(a) Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)  Reports of Form 8-K

     On March 25, 2004 we filed an 8K with the SEC based on a change in accountant.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TRANSWORLD BENEFITS INTERNATIONAL, INC.


Date:   May 26, 2004                 /s/ Charles Seven
                                         ---------------------------------------
                                         Charles Seven
                                         Chief Executive Officer and President