Form 10KSB
period 2006-12-31
TRANSWORLD BENEFITS INTERNATIONAL INC
filed 2008-04-30
CIK 1107445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Comprehensive filing for the fiscal years ended June 30, 2004, 2005 and 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to _______________.

Commission File Number 000-32673

TRANSWORLD BENEFITS INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

CALIFORNIA	98-0218912
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4675 MacArthur Court, Suite 550, Newport Beach, CA 92660
(Address, including zip code, of principal executive offices)

949-851-7775
(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each Class which registered	Name of each exchange on

100,000,000 Common Stock, Par Value - $0.001	Over the Counter Bulletin Board

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

Note – checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Persons who are to respond to the collection of information contained in the form are not required to respond unless the form displays a currently valid OMB control number.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for the such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

State issuer’s revenues for its most recent fiscal year:  $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $858,219

Note:  If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  [ ] Yes   [  ] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  The number of shares of the Registrant's Common Stock outstanding as of February 1, 2008: 99,130,162 shares of Common Stock.

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

Transitional Small Business Disclosure Format (Check one):  [X] Yes  [ ] No

FORWARD-LOOKING INFORMATION

Throughout this report, references to the “Company,” “we” and “our” refer to TransWorld Benefits International, Inc. and its consolidated subsidiary, unless the context indicates otherwise.

Statements in this Form 10-K (or otherwise made by us or on our behalf) contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” which represent our management’s beliefs and assumptions concerning future events. When used in this document and in documents incorporated by reference, forward-looking statements include, without limitation, statements regarding financial forecasts or projections, and our expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes,” “plans,” or similar language. These forward-looking statements are subject to risks, uncertainties and assumptions that could cause our actual results and the timing of certain events to differ materially from those expressed in the forward-looking statements. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections, beliefs and assumptions on which we base our expectations may change prior to the end of each quarter or year. Although these expectations may change, we may not inform you if they do.

You should understand that many important factors, in addition to those discussed or incorporated by reference in this report, could cause our results to differ materially from those expressed in the forward-looking statements.  In light of these risks and uncertainties, the forward-looking events discussed in this report might not occur

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

BACKGROUND AND ORGANIZATION

The  Company  was  incorporated  in 1999 as Encore Ventures, Inc. in Nevada. On August 8, 2001 we filed the necessary documents with the Secretary of State of Nevada to change our name to Thinka Weight-Loss Corporation.  We also changed our symbol from “ECVI” to “TWLO”.  The Company changed its name again on October 16, 2003 to TransWorld Benefits International, Inc. and changed its symbol from “TWLO” to “TBII”.

We were originally in the business of mineral exploration.  However, we made the decision to change the direction of our business.  In July 2001, we purchased all of the assets of Six Forty-Nine Incorporated, a Nevada corporation (“649 Inc.”), in exchange for 12,892,300 shares of our common stock.  The assets included all right, title and interest in the Thinka products, a liquid, low carbohydrate, high protein weight loss product.  On November 2, 2000 , 649 Inc. had purchased the right, title and interest in the Thinka product from Dr. Louis Scarrone, the creator of the Thinka diet product.  In the Fall of 2002, we determined that we could not be profitable with the Thinka product.  Our former officers and directors believed it was in the best interest of our stockholders to discontinue the company’s current business and attempt to acquire a new business which may provide more value to our stockholders.  To further this objective, our former officers and directors agreed to acquire Transworld Benefits, Inc., a Nevada corporation, in a tax-free reorganization pursuant to a Share Purchase Agreement.  Our Form 8-K, filed with the Securities and Exchange Commission on October 15, 2002, is hereby incorporated by reference into this filing.

Pursuant to a Share Purchase Agreement dated October 4, 2002 by and among Thinka Weight-Loss Corporation (the “Company”), TransWorld Benefits, Inc. (“TransWorld”), and certain shareholders of TransWorld, the Company acquired 5,600,000 shares of the common stock of TransWorld, which represented 100% of the issued and outstanding capital stock of TransWorld, in exchange for 4,500,000 newly issued shares of its common stock and 5,721,435 of outstanding common stock shares (the “Reverse Acquisition”).  The parties to the Reverse Acquisition originally contemplated that the shareholders of TransWorld would receive an aggregate of 10,221,435 shares of the Company’s common stock at the closing of the Reverse Acquisition, which together would have represented 53.7% of the Company’s total outstanding capital stock.  However, due to a disputed claim made by a shareholder of the Company, the 5,721,435 shares of the Company’s common stock were not transferred to the TransWorld shareholders until June 2004.

As a result of the Reverse Acquisition, TransWorld became a wholly owned subsidiary of the Company effective on January 30, 2003, and two shareholders of TransWorld were elected to two of the three seats on the Company’s Board of Directors.  Through their acquisition of the shares of the Company’s outstanding common stock as described herein, certain shareholders of TransWorld now exercise control of the Company, which in turn controls TransWorld as a wholly owned subsidiary.  As a result, the related transactions together have been accounted for as a “reverse acquisition.”  Under reverse acquisition accounting, TransWorld is considered the accounting acquirer and the Company is considered the accounting acquiree.  The historical financial statements of TransWorld have now become those of the Company.

In connection with the merger, the Company became a development stage company formed to provide emergency travel services to the funeral, insurance, travel, Internet, and credit card industries. The Company will generate revenue through direct sales or licensing of the Company's proprietary products such as the return of remains of the deceased by private executive aircraft. The Company also intends to market and sell insurance plans for the repatriation of remains benefit, medical evacuation and necessary repatriation as well as accidental death and dismemberment benefits. The Company expects to sell its products to customers both domestically and internationally.

OUR PRODUCTS

We are committed to providing the most exclusive, comprehensive, dignified, convenient and private emergency travel benefits worldwide. This includes the transportation of injured individuals in a medical emergency, commonly known as "medical evacuation," and transportation of the deceased, commonly known as "repatriation." We intend to include both domestic and international travel on private jets. We have developed a proprietary, one-of-a-kind benefits package to provide these services, and we intend to underwrite our ability to provide those benefits through "A" rated insurance companies. We currently refer to our complete line of benefits as our "Emergency Travel Assistance Program", namely Above & Beyond.

The products we plan to offer are set forth below:

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

OUR MARKETS

Generally, we refer to our niche market as the emergency travel assistance market, which includes both medical evacuation and repatriation. Americans are traveling in record numbers for business and pleasure. The markets for TransWorld's Emergency Travel Assistance Program are substantial and diverse. Each represents a major economic opportunity. The primary markets for the company are:

- -	Travel - Americans take over 2 billion trips per year.

- -	Cruise Lines - Over 7,000,000 passengers.

- -	Insurance - Millions of insurance policies are sold annually.

- -	Funeral - Approximately 2,000,000 pre-need insurance policies are sold each year.

- -	Associations - The American Association of Retired People (AARP), for example, has 35,000,000 members.

- -	Corporations - 200,000,000 plus business trips are taken per year.

- -	Credit Card – in excess of 1,500,000,000 bank credit cards are outstanding.

- -	Timeshare - Resorts International has over 2,000,000 timeshare owners who take 4,600,000 trips per ear.

- -	Internet - More than 3,000,000 airline tickets purchased annually.

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

A more detailed analysis of each market is set forth below:

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

CRUISE  LINES

The cruise ship category is a fast-growing segment of the vacation travel industry. The industry reports that it will add additional ships representing a major increase in capacity.  With  our  dignified  return  of  remains via private executive aircraft, we can provide  a  solution  to  a passenger's death that is in keeping with the cruise ship  industry's  image  of exceptional service and concern for their customers. Every cruise ticket can be written with the TransWorld Emergency Travel Assistance Program included.  On a cruise ship ticket costing $1,000 per person, an add-on of $8 or $10 is insignificant to the overall price to the traveling customer, and we believe we can successfully market our product at this price.

FORTUNE 500

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

Our goal is to sell our product to 47,000 people in the first year of distribution through the funeral industry. This represents less than a one percent market penetration of the total projected pre-need insurance policy sales of approximately 2,000,000 in 1998. Service Corporation International, Loewen Group, United Family Life, Ross Hiss (a Loewen Company), Inglewood Cemetery (a Centennial Company), Matthews, and Monumental Life all have the capacity to individually equal or surpass our projected first-year sales.

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

CORPORATIONS

Corporate travel will be a major source of revenue for us with billions of dollars spent. Corporate meeting and incentive planners get together often and share ideas. Our representatives can act as guest speakers at such meetings, as they have done in the past.

CREDIT CARD

This market is a major opportunity for us.  We have held discussions with one major credit card company about adding our product as a standard feature for each cardholder.

TIMESHARE INDUSTRY

The timeshare industry is a prime candidate for our products. Worldwide, there are more than 6,000 timeshare resorts. More than 4,000,000 people in 174 countries are vacation time owners. Resorts International, the industry leader, has 2,000,000 members around the world. Its member benefits include travel agency services (including airline tickets), tour packages, and car rentals.

INTERNET

America Online (AOL) has over 2,000,000 customers who regularly purchase airline tickets via the Internet. Microsoft accepts airline tickets over its Internet travel site. The Internet is an area of explosive travel services growth. We have been in contact with award winning web-site designers, working to create a state-of-the-art web site.

Our insurance sales and management group has identified corporate, association, and insurance groups, particularly HMOs, for presales or sales during the first 90 days after start-up. We require a modest level of market penetration to achieve or exceed our projected sales and profit objectives.  We expect target market penetrations of less than 1% in year one, 5% in year two, and 10% in year three, excluding all Internet sales.  To  achieve  these  goals, we must receive at least $5,000,000 of additional  funding.

OUR SUPPLIERS

The supply of our services from third parties are either committed or being negotiated with our vendors. The repatriation of remains benefit, medical evacuation and necessary repatriation, as well as accidental death and dismemberment benefits, are being negotiated on a reinsurance basis for trip, annual, and lifetime products on a rollover basis. Approximately 60% - 80% of the FAA certified aircraft in the United States capable of medivac or return of human remains flights have been contracted to, or are available to, us on an exclusive basis. Additionally, the pre-need insurance companies operating in the funeral industry will, in some cases, underwrite those products using a reinsurance carrier. U.S. Assist, and other assistance companies have offered us contracts for our worldwide assistance product. To complete all of our vendor agreements, we believe we need to receive at least about $5,000,000 of financing over the next twelve months.

OUR DISTRIBUTION METHODS

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

OUR BUSINESS STRATEGY

We intend to build a number of strategic alliances with leaders in each of our primary markets. Our goal is to motivate selected sales organizations to aggressively sell our products. We will offer our strategic alliance partners a number of advantages, which may include advertising or endorsements, co-op advertising funds, and/or product discounts for volume purchases.

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

OUR RESEARCH AND DEVELOPMENT

We have developed our own proprietary actuarial analysis, qualifying the economic risk to offer return of remains by private executive aircraft. TransWorld Benefits, Inc. purchased the results of over five years of research on the emergency travel assistance market. In addition, we have conducted additional research.  This research sought to establish exclusive aircraft networking and target markets with existing distribution channel.  This research also provided data about adequately underwriting the products, other insurance issues and state laws and regulations.  The research also produced a proprietary actuarial study for our products.

WORKFORCE

As  of  June 30, 2006, we have contracted with two individuals regarding business development.

REPORTS TO SECURITY HOLDERS

Our common stock is registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, and as a result, we are required to file periodic reports with the Securities and Exchange Commission, including Forms 10-KSB, 10-QSB, and 8-K. In addition, we are required to deliver an annual report to our stockholders and to file all proxy solicitations with the Securities and Exchange Commission.

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

ITEM 2. DESCRIPTION OF PROPERTY

Facilities.  The  Company's  principal  executive and administrative  offices are located at 4675 MacArthur Court, Suite 550, Newport Beach California 92660.  The facility has approximately 1,000 square feet.

ITEM 3.  LEGAL PROCEEDINGS

The Company may become involved in various legal proceedings and claims which arise in the ordinary course of its business.  Management does not believe that these matters will have a material adverse effect on the Company’s financial position or results of operations.

On December 23, 2002, an individual filed a lawsuit in Superior Court for the County of Orange, State  of  California,  against  TransWorld  Benefits,Inc. (the "Company") and others.  The only cause of action alleged against the Company in the Lawsuit is for breach of contract.  In that cause of action, plaintiff alleged that he lent $35,000 to the Company and was not repaid.  Plaintiff alleged that he was entitled to judgment for $45,000, plus prejudgment interest and court costs.  On October 6, 2003, the Company filed a cross-complaint against the plaintiff  for breach of contract and fraud alleging  that plaintiff had breached an obligation to pay the Company $500,000 pursuant to a Stock Purchase Agreement between plaintiff and the Company.  On or about November 17, 2003 the company entered into a settlement agreement with plaintiff which included a full release and was reduced to a judgment for $58,000 against TWBI in July. The judgment was vacated and the suit was dismissed with prejudice on January 4, 2006.

On or about February 25, 2004, a firm who leased office space to the Company filed an unlawful detainer lawsuit in the Superior Court of California, County of Orange, against TWBI.  On or about July 14, 2004, the lessor obtained a judgment against the TWBI for $102,580 for lease damages.

On or about  July 23, 2007, an individual hired to perform accounting and other services for the Company on a contract basis filed a claim for unpaid wages in front of the labor board. Said individual obtained an award against TWBI from the Labor Commissioner for the State of California in the amount of $233,486 the (“Award”).  On August 7, 2007, TWBI timely filed an appeal of the award with the Superior Court of California, County of Orange, entitling TWBI to a trial de novo of the issues adjudicated in the award. On December 10, the Court issued a ruling determining that the individual was not an employee during the period in question and is not entitled to any wages from the Company and granted judgment in favor of the Company.

On June 4, 2007 in the Superior Court of California, TWBI filed a lawsuit against the individual referenced above who made an unsuccessful claim for wages against the company, seeking damages in excess of $1 million from the individual. The lawsuit alleges claims for Breach of Fiduciary Duty, Negligence, Fraud, Conversion and Declaratory Relief.  Defendant has defaulted in the lawsuit, and the Court has entered judgment on behalf of TWBI for $5,000,000. The Company does not expect to receive these funds.

On May 26, 2007, a former executive of the Company filed suit against the Company, alleging that he is owed compensation, benefits, common stock in the Company , plus indemnification for amounts he paid to a third party financier pursuant to execution of a judgment.  The plaintiff's operative complaint asserts alleged causes of action for fraud, breach of contract, breach of fiduciary duty, indemnity, accounting, and unfair competition.  The case is still in the pleading stage, and the Company has filed a Demurrer and Motion to Strike regarding the First Amended Complaint.   There has been only limited discovery to date.  Trial is set for June 9, 2008.   The Company intends to vigorously defend this lawsuit and is evaluating possible cross claims it may have.  The outcome at this time is unknown.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II.  OTHER INFORMATION

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Our stock has been quoted on the Over the Counter Bulletin Board since January 15, 2002 and is currently traded under the symbol TBII.

    The following table sets forth the quarterly OTC market quotations.

	2002-2003		2003-2004		2004-2005		2005-2006
	Low	High	Low	High	Low	High	Low	High
First quarter	$0.25	$0.55	$0.06	$0.13	$0.02	$0.03	$0.01	$0.02

Second Quarter	$0.10	$0.80	$0.06	$0.12	$0.01	$0.02	$0.01	$0.02

Third Quarter	$0.09	$0.46	$0.02	$0.07	$0.01	$0.02	$0.007	$0.01

Fourth Quarter	$0.05	$0.30	$0.02	$0.04	$0.01	$0.02	$0.006	$0.008

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

(b) There are approximately 53 holders of record of our common stock. That does not account for the number of beneficial holders whose stock is held in the name of broker-dealers or banks.

(c) We have not paid and, in the foreseeable future, we do not intend to pay any dividends.  There are no restrictions that limit the ability to pay dividends on common equity and none that are likely to do so in the future.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

Management’s discussion and analysis (“MD&A”) provides supplemental information which sets forth the major factors that have affected the Company’s financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes.  The MD&A is divided into subsections entitled “Forward Looking Information”, “Development Stage Business Plans”, “Results of Operations”, and “Liquidity and Capital Resources”.

FORWARD LOOKING INFORMATION

This annual report on Form 10-KSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, the Company may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to company and industry trends, future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management. These statements are often identified by the use of words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," and similar expressions or variations. These statements are based on the beliefs and assumptions of the management of the Company based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward looking statements. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

DEVELOPMENT STAGE BUSINESS PLANS

Product Development. We have developed our unique product line utilizing the experience of our staff and officers in aircraft management, death care and insurance resulting in the development of a product with unique, state-of-the-art features and benefits. Our actuarial analysis and aircraft network constitute a significant barrier to entry for competitors. We believe we have completed our product research and development for the foreseeable future and do not intend to spend significant resources on research and development over the next twelve (12) months.

The Opportunity. A business opportunity, the sales of emergency travel assistance, with both living and death benefit, including medical evacuation and repatriation, and more, exists. We have developed a proprietary, one-of-a-kind benefits package to capture this opportunity. The benefits are guaranteed by "A" rated insurance companies.

Business  Strategy.  We will employ the following business strategies and goals:

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

We will be implementing our strategies and goals the following ways:

We are planning to offer easy-to-understand, and simple to purchase, Emergency Travel Insurance products, which provide valuable living and death benefits.Consumers will be able to purchase short term, annual, or lifetime policies through our wholesale network of insurance companies, brokers, travel agencies, or funeral homes, as well as the Internet, and other mass marketing venues.

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

We will continue to supply our immense target markets with product enhancements and new products, while taking our current product line to Asia and Europe by December 31, 2008.

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

RESULTS OF OPERATIONS

For the years ended June 30, 2004, 2005 and 2006, the Company has incurred general and administrative expenses of approximately $912,000, $308,000 and $237,000, respectively, in its development stage. The bulk of expenses have been for consultants, professional fees, travel, interest expense and office leases. The reduction in our expenses since June 2004 was a direct result of insufficient loans and investments in our Company. We expect to incur substantial expenses to further develop our business plan before any revenues are earned.  We need additional loans and investments in the near future for our business plan to succeed in a timely manner.

LIQUIDITY AND CAPITAL RESOURCES.

We had $0 in cash and a working capital deficit of approximately $2,475,000 at June 30, 2006.  We are a development stage Company and have earned no revenues since inception.

We do not currently have any material commitments for capital expenditures in the short term other than those expenditures incurred in the ordinary course of business.

Since inception, our operating and investing activities have used all cash from financing activities. We need to raise additional capital to develop and conduct our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We are currently negotiating potential investments with several separate groups or individuals to raise money through a private sale of stock or convertible debentures, but there can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our basic expenses, but this will not meet our cash requirements to market according to our business plan. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate additional capital in the near term.

ITEM 7.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of TransWorld Benefits International, Inc.

We have audited the accompanying consolidated balance sheets of TransWorld Benefits International, Inc. as of June 30, 2006, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2006. TransWorld Benefits International, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TransWorld Benefits International, Inc. as of June 30, 2006, 2005, and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ DeLeon & Company, P.A

Pembroke Pines, Florida
April 22, 2008

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets
As of June 30, 2006, 2005 and 2004

	June 30,
	2006	2005	2004
Assets
Current assets - cash	$0	$0	$0
Total assets	$0	$0	$0

Liabilities and stockholders’ deficiency
Current liabilities:
Accounts payable and accrued expenses	$247,226	$260,894	$226,528
Accrued consulting and related	358,973	270,766	210,958
Accounts payable to related parties	1,418,986	1,255,812	929,187
Advances from related parties	109,500	109,500	159,500
Notes payable to related party	154,067	154,067	154,067
Accrued interest on notes payable related parties	111,470	92,828	75,881
Advances payable	27,000	27,000	72,000
Accrued interest convertible debenture	47,638	32,953	17,453
Accrued liability related to warrants and stock purchase rights	-	-	8,000
Total current liabilities	2,474,860	2,203,820	1,853,574

Convertible debenture, net of unamortized debt discount	148,750	177,264	117,342

Total liabilities	2,623,610	2,381,084	1,970,916

Stockholders’ deficiency:

Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 35,069,898 shares issued and outstanding at June 30, 2006, 2005, and 2004;	35,070	35,070	35,070
Additional paid-in capital	1,765,908	1,720,908	1,720,908
Subscription receivable common stock	-	-	-
Accumulated deficit	(4,424,588)	(4,137,062)	(3,726,894)
Total stockholders’ deficiency	(2,623,610)	(2,381,084)	(1,970,916)

Total liabilities and stockholders’ deficiency	$0	$0	$0

See independent auditors’ report and notes to the financial statements

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations
For the Years Ended June 30, 2006, 2005 and 2004 and Cumulative
Amounts from Inception September 16, 1996 through June 30, 2006

				(Unaudited)
	For the Years Ended June 30,			Cumulative Amounts
	2006	2005	2004	from Inception
Revenues	$-	$-	$-	$-
General and administrative expenses	236,594	307,628	911,988	4,702,332
Loss before other income (expense)	(236,594)	(307,628)	(911,988)	(4,702,332)

Other income (expense):
Other income	-	-	8,000	8,902
Gain (loss) on settlement of debt	-	(13,000)	202,024	189,024
Gain on decrease in fair value of warrants and stock purchase rights liabilities	-	8,000	589,727	475,510
Interest expense, net	(50,932)	(97,540)	(112,887)	(395,692)

Net (loss)	(287,526)	(410,168)	(225,124)	(4,424,588)

Beginning of period accumulated deficit	(4,137,062)	(3,726,894)	(3,501,770)	-

End of year accumulated deficit	$(4,424,588)	$(4,137,062)	$(3,726,894)	$(4,424,588)

Loss per share:	$(0.008)	$(0.012)	$(0.007)
Basic and diluted

Weighted average number	35,069,898	35,069,898	30,757,494
of shares outstanding:
Basic and diluted

See independent auditors’ report and notes to the financial statements

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flow
For the Years Ended June 30, 2006, 2005 and 2004 and Cumulative
Amounts from Inception September 16, 1996 through June 30, 2006

				(Unaudited)
				Cumulative
	For the Years Ended June 30			Amounts From
	2006	2005	2004	Inception
Cash Flows from Operating Activities:
Net (loss)	$(287,526)	$(410,168)	$(225,124)	$(4,424,588)
Adjustments to reconcile net (loss) to net cash from (used in) operating activities:
Amortization of deferred financing costs	16,485	59,922	83,226	193,750
Common stock issued for services and debt	-	-	1,407,799	1,763,309
Gain of settlement of debt	-	-	(202,024)	(202,024)
Subscription receivable exchanged for services	-	-	20,000	20,000
(Gain) on decrease in fair value of warrants and stock purchase rights liabilities	-	(8,000)	(589,727)	(475,510)
Changes in operating assets and liabilities, net of effects of merger:
Accounts payable and accrued expenses	(13,668)	34,366	(320,914)	527,635
Accrued consulting and related	88,207	59,808	(218,398)	(70,386)
Accounts payable to related parties	163,175	326,625	(96,521)	1,418,988
Accrued interest on notes payable to related parties	18,642	16,947	15,408	111,471
Accrued interest convertible debenture	14,685	15,500	17,453	47,638

Net cash from (used in) Operating Activities	0	95,000	(108,822)	(1,089,717)

Cash Flows from Investing Activities:
Payments received on related party notes receivable	-	-	-	205,400

Cash Flows from Financing Activities:
Proceeds from advances payable	-	-	45,000	89,500
Repayments to advances payable	-	(45,000)	(17,500)	(62,500)
Proceeds from convertible debenture	-	-	30,000	193,750
Repayments to convertible debenture	(45,000)	-	-	(45,000)
Payment of debt by related party	45,000	-	-	45,000
Proceeds from common stock issuance	-	-	34,000	400,000
Advances from related parties	-	-	15,000	159,500
Repayments to related parties	-	(50,000)		(50,000)
Proceeds from related party notes payable	-	-	-	154,067

Net cash from (used in) Financing Activities	0	(95,000)	106,500	884,317

Net change in cash	-	-	(2,322)	-

Cash, beginning of period	-	-	2,322	-
Cash, end of year	$-	$-	$-	$-

See independent auditors’ report and notes to the financial statements

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flow, Continued

Supplemental disclosure of cash flow information:

	For the Years Ended June 30,
	2006	2005	2004
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental schedule of non-cash investing and financing activities:

During the year ended June 30, 2004, the Company exchanged 4,629,076 common shares between $0.045 and $0.175 per share for $356,838 of services.

During the year ended June 30, 2004 the Company exchanged 8,868,313 common shares between $0.09 and $0.25 per share for $1,008,175 of debt. Of this, related parties to the Company accounted for 6,166,208 common shares between $0.055 and $0.20 per share for $597,443 of debt.

During the year ended June 30, 2004, the Company recognized debt discounts of $30,000 related to convertible debentures.

See independent auditors’ report and notes to the financial statements

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Stockholders’ Deficit
For the Period From the Date of Inception September 16, 1996
Through June 30, 2006

					Deficit
					Accumulated
			Additional	Sub-	During the
	Common Stock		Paid-In	scription	Development
	Shares	Amount	Capital	Receivable	Stage	Total
Balance Sept 16, 1996	0	$0	$0	$0	$0	$0
Issuance of common stock to founders on December 18, 1996 at $0.00124 per share	4,339,286	4,339	1,061			5,400
Net loss					(35,069)	(35,069)

Balance Dec 31, 1996	4,339,286	4,339	1,061	-	(35,069)	(29,669)
Net loss					(227,166)	(227,166)

Balance Dec 31, 1997	4,339,286	4,339	1,061	-	(262,235)	(256,835)
Net loss					(186,467)	(186,467)

Balance Dec 31, 1998	4,339,286	4,339	1,061	-	(448,702)	(443,302)
Net loss					(131,265)	(131,265)

Balance Dec 31, 1999	4,339,286	4,339	1,061	-	(579,967)	(574,567)
Net loss					(179,578)	(179,578)

Balance Dec 31, 2000	4,339,286	4,339	1,061	-	(759,545)	(754,145)

Issuance of common stock on July 31, 2001 at $3.11 per share for note receivable	64,286	64	199,936			200,000
Issuance of common stock on October 10, 2001 at $3.11 per share	96,428	97	299,903			300,000
Net loss					(846,831)	(846,831)

Balance Dec 31, 2001	4,500,000	4,500	500,900	-	(1,606,376	(1,100,976)
Net loss					(675,312)	(675,312)

Balance Dec 31, 2002	4,500,000	4,500	500,900	-	(2,281,688)	(1,776,288)
Issuance of shares to TWLC in recapitalization of Company	14,534,600	14,535	(163,482)			(148,947)
Issuance of common stock for services on June 28, 2003 at $0.132 per share	340,909	341	44,659			45,000
Cash payment in April and June 2003 for shares committed to be issued at $0.05 per share	1,320,000	1,320	64,680			66,000
Issuance of common stock for subscription receivable in June 2003 at $0.10 per share	197,000	197	19,803	(20000)		0

See independent auditors’ report and notes to the financial statements

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Stockholders’ Deficit
For the Period From the Date of Inception September 16, 1996
Through June 30, 2006

					Deficit
					Accumulated
			Additional	Sub-	During the
	Common Stock		Paid-In	scription	Development
	Shares	Amount	Capital	Receivable	Stage	Total
Relative fair value of detachable warrant on convertible debenture			85,150			85,150
Estimated value of beneficial conversion feature on convertible warrants			78,600			78,600
Reclassification of warrants and stock purchase rights liabilities			(165,000)			(165,000)
Net loss					(1,220,082)	(1,220,082)

Balance June 30, 2003	20,892,509	20,893	465,310	(20000)	(3,501,770)	(3,035,567)
Subscription receivable exchanged for services				20,000		20,000
Issuance of common stock for services during the year ended June 30, 2004 at prices between $0.045 and $0.175 per share	4,629,076	4,629	352,209			356,838
Issuance of common stock for debt during the year ended June 30, 2004 at prices between $0.05 and $0.25 per share	8,868,313	8,868	840,069			848,937
Issuance of common stock Dec 2003 at $.05 per share	680,000	680	33,320			34,000
Estimated value on beneficial conversion feature on convertible warrants			30,000			30,000
Net loss					(225,124)	(225,124)
Balance June 30, 2004	35,069,898	35,070	1,720,908	0	(3,726,894)	(1,970,916)
Net loss					(410,168)	(410,168)
Balance June 30, 2005	35,069,898	35,070	1,720,908	0	(4,137,062)	(2,381,083)
Payment of debt by related party			45,000			45,000
Net loss					(287,526)	(287,526)
Balance June 30, 2006	35,069,898	$35,070	$1,765,908	0	$(4,424,588)	$(2,623,610)

See independent auditors’ report and notes to the financial statements

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period From the Date of Inception September 16, 1996
Through June 30, 2006

 NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Background

Pursuant to a Share Purchase Agreement dated October 4, 2002 by and among Thinka Weight-Loss Corporation (the “Company”), TransWorld Benefits, Inc. (“TransWorld”), and certain shareholders of TransWorld, the Company acquired 5,600,000 shares of the common stock of TransWorld, which represented 100% of the issued and outstanding capital stock of TransWorld, in exchange for 4,500,000 newly issued shares of its common stock and 5,721,435 of outstanding common stock shares (the “Reverse Acquisition”).  The parties to the Reverse Acquisition originally contemplated that the shareholders of TransWorld would receive an aggregate of 10,221,435 shares of the Company’s common stock at the closing of the Reverse Acquisition, which together would have represented 53.7% of the Company’s total outstanding capital stock.  However, due to a disputed claim made by a shareholder of the Company, the 5,721,435 shares of the Company’s common stock were not transferred to the TransWorld shareholder until June 2004.

As a result of the Reverse Acquisition, TransWorld became a wholly owned subsidiary of the Company effective on January 30, 2003, and two shareholders of TransWorld were elected to two of the three seats on the Company’s Board of Directors.  Through their acquisition of the shares of the Company’s outstanding common stock as described herein, certain shareholders of TransWorld now exercise control of the Company, which in turn controls TransWorld as a wholly owned subsidiary.  As a result, the related transactions together have been accounted for as a “reverse acquisition.”  Under reverse acquisition accounting, TransWorld is considered the accounting acquirer and the Company is considered the accounting acquiree.  The historical financial statements of TransWorld have now become those of the Company.

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

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period From the Date of Inception September 16, 1996
Through June 30, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Principles of Consolidation

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

Fair Value of Financial Instruments

The carrying values of the Company's financial instruments as of June 30, 2006, including accounts payable and accrued expenses, and notes payable approximate their respective fair values due to their short-term nature. The fair value of accounts payable to related parties, advances from related parties and notes payable to a related party are not determinable as the transactions are with related parties.

Property and Equipment

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

Accrued Liability Related to Warrants and Purchase Rights

The Company accounts for freestanding derivative financial instruments potentially settled in its own common stock under Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." As the Company potentially does not have sufficient authorized shares available to settle its open stock-based contracts, the initial fair value of the applicable contracts consisting primarily of nonemployee stock warrants and rights to purchase common stock (see Notes 4 and 5) have been classified as "accrued liability related to warrants and stock purchase rights" on the accompanying consolidated balance sheets. They are measured subsequently at fair value based on a Black-Scholes computation with gains and losses included in the statement of operations. The exercise periods for the warrants and stock purchase rights have ended as of June 30, 2006 and there is no further liability.

Revenue Recognition

The Company anticipates generating future sales revenue from sales of its products. The Company will recognize revenue at the time the products are sold or services are performed for customers.

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period From the Date of Inception September 16, 1996
Through June 30, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Research and Development

Research  and  development costs (“R&D”) are charged to operations as they are incurred. There were no R&D costs for the years ended June 30, 2004 thru 2006.

Stock-Based Compensation

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123R, "Accounting for Stock-Based Compensation" and EITF Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

The Company has elected, pursuant to Statement of Financial Accounting  Standards ("SFAS") No.123R, to account for purchase rights granted to employees under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as amended.

Income Taxes

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

Loss Per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. From June 30, 2004 thru June 2006 there were no potentially dilutive securities that affected loss per share.

Comprehensive Income

Comprehensive  income  is  not presented in the Company's consolidated financial statements since  the Company did not have any items of comprehensive income.

Segments of an Enterprise and Related Information

As the Company operates in one segment, the Company has not made segment disclosures in the accompanying consolidated financial statements.

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period From the Date of Inception September 16, 1996
Through June 30, 2006

NOTE 2 - ADVANCES PAYABLE

The Company has received non-interest bearing, due on demand unsecured advances.

The following table presents the year end balances:

	June 30, 2006	June 30, 2005	June 30, 2004
Advances Payable	$27,000	$27,000	$72,000

NOTE 3 - RELATED PARTY TRANSACTIONS

Accounts Payable to Related Parties

In 1999 the Company entered into a due on demand convertible promissory note at 8% per annum with the Company's majority stockholder. The initial amount was for $1,500 with additional amounts advanced thereafter in accordance with the terms of the note. The principal and accrued interest were convertible at any time into shares of the Company's common stock at a conversion price equal to the lesser of $1.00 per share or such lower price as determined by the Board of Directors of the Company. In October 2001, the stockholder agreed to relinquish its conversion right and any accrued and unpaid interest (which was approximately $42,000 as of October 2001), and reclassify the outstanding principal balance to accounts payable to related parties in the accompanying consolidated balance sheets.  The balance is $455,318 at June 30, 2003 and $560,318 as of June 30, 2004, 2005 and 2006.

Payments for additional Company expenses and loans to the Company were made by our majority stockholder from 2003 forward. Payments for Company expenses amounted to general and administrative expenses of approximately $154,000, $298,000 and $210,000 for the years ended June 30, 2004, 2005 and 2006, respectively.

The following table presents the total year end balances:

	June 30, 2006	June 30, 2005	June 30, 2004
Accounts payable to related parties	$1,418,986	$1,255,812	$929,187

Notes Payable and Accrued Interest to a Related Party

In 1996 and 1997, the Company entered into due on demand unsecured promissory notes at 10% per annum simple interest with its majority shareholder. The Company amended the interest calculation to annual compounding commencing July 1, 2003. The Company paid no interest in the years ended June 30, 2004 thru June 30, 2006, but paid interest of $36,820 during the six months ended June 30, 2003.

The following table presents the year end balances:

	June 30, 2006	June 30, 2005	June 30, 2004
Notes payable to related party	$154,067	$154,067	$154,067

Accrued interest payable	$111,470	$92,828	$75,881

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period From the Date of Inception September 16, 1996
Through June 30, 2006

NOTE 3 - RELATED PARTY TRANSACTIONS, CONTINUED

Advances from Related Parties

From 2001 through 2003, the Company received non-interest bearing, due on demand advances of $15,000, $124,000 and $33,000, respectively, from related parties to fund its operating expenses. The Company made payments on these advances of $12,500 and $50,000 during 2003 and 2005, respectively.

The following table presents the year end balances:

	June 30, 2006	June 30, 2005	June 30, 2004
Advances from related parties	$109,500	$109,500	$159,500

NOTE 4 - CONVERTIBLE DEBENTURE

On January 29, 2003 (as amended on August 14, 2003) the Company entered into a Securities Purchase Agreement (the "Agreement") with La Jolla Cove investors, Inc. ("La Jolla"), pursuant to which the Company issued an 8% convertible debenture in the amount of $300,000 (the "Convertible Debenture"). The Convertible Debenture was due on January 29, 2005. The Company received $163,750 and $30,000 of the principal amount of the Convertible Debenture in January 2003 and January 2004, respectively.  In connection with the Agreement, the Company issued La Jolla a warrant for the purchase of 1,500,000 shares of common stock at $1.00 per share, which expired unexercised on January 29, 2006.  Provided the Company was to obtain additional financing from a third party of at least $1,000,000 by July 29, 2003, the Company had the right to reject La Jolla's request to exercise all or any portion of the warrant. This did not occur; thus, the warrant terms were in full force and effect.  Pursuant to the terms of the Agreement, La Jolla shall simultaneously  with  the  conversion of the Convertible Debenture at any time, exercise the warrant at the rate of at least 5 times the dollar amount of the debenture being converted.

The terms of the Agreement permit La Jolla to convert the Convertible Debenture into common shares of the Company at any time during the term of the Agreement. The number of shares issued upon conversion of the debenture is equal to the following: the dollar amount of the debenture being converted (a maximum of $300,000), multiplied by 6, minus the product of the Conversion Price (which is the lesser of $0.20 or 80% of the lowest market rate over the previous 20 trading days, less 3% for every month or partial month following June 8, 2003, until the registration statement is declared effective) multiplied by 5 times the amount of the debenture being converted, and the entire result shall be divided by the Conversion Price.  In connection with the Agreement, the Company is required to register the sale of the underlying common stock to be issued upon conversion of the Convertible Debenture.  Upon the effective date of the registration statement, the Company will receive the balance of the Convertible Debenture.  Thirty days following the effective date of the registration statement, the Company has the right to  cause La Jolla to convert up to 10% of the Convertible Debenture and exercise up to $150,000 of the warrant per month.  As of September 11, 2003, the registration statement was cancelled.

As  the  Convertible  Debenture  allows  La  Jolla  to  convert  the outstanding principal amount into shares of the Company's common stock at a price below fair value at the time of conversion, the Company has recorded a beneficial conversion feature in the amount of $108,600.  This amount computed pursuant to the Black Scholes pricing model under Statement of Financial Accounting

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period From the Date of Inception September 16, 1996
Through June 30, 2006

NOTE 4 - CONVERTIBLE DEBENTURE, CONTINUED

Standards ("SFAS") No. 123R, has been recorded as a debt discount and is being amortized as interest expense over the life of the Convertible Debenture. The debt discount related to the warrants issued to La Jolla of $85,150 was recorded based on the relative fair value of the debt and warrants computed pursuant to the Black Scholes pricing model under Statement of Financial Accounting ("SFAS") No. 123R as a debt discount and will be amortized as interest expense over the remaining life of the Convertible Debenture.

The following table presents the amortized debt discount recorded as interest expense during the following periods:

	Year Ended June 30, 2006	Year Ended June 30, 2005	Year Ended June 30, 2004
Amortization of debt discounts	$16,486	$59,922	$83,227

A Put and Call Agreement related to the Convertible Debenture was entered into between three related parties of the Company and La Jolla. The agreement obligated La Jolla to sell shares of stock during a ‘call period’ and obligated the related parties to purchase shares of stock during a ‘put period’.  The shares of Stock could be either the shares that would be obtained by La Jolla through the conversion or could be the shares obtained through the actual exercise of the warrant if the conversion occurred. Pursuant to La Jolla’s rights in the Put & Call agreement, La Jolla elected to exercise its Put right and obligated the related parties to purchase the number of shares of stock that would have been obtained thru conversion. The related parties did not fulfill their obligations and La Jolla filed suit in March 2005.  La Jolla received a judgment for approximately $268,000 in October, 2005.  One related party paid $68,000 in  2006 and 2007.  This related party has relinquished any rights he may have for recourse to the Company. Another related party paid approximately $200,000 in September 2006.  This related party has filed a law suit to recover this payment but the ultimate outcome is not determinable at this time.   (See Note 10 - Litigation)

NOTE 5 - ACCRUED LIABILITY RELATED TO WARRANTS AND STOCK PURCHASE RIGHTS

The Company issued warrants as part of the January 2003 Convertible Debenture Agreement and issued warrants and discounted stock purchase rights as part of a June 2003 consulting agreement with a third party. The warrants and stock purchase rights are valued using the Black-Scholes option pricing model. The initial recording of the warrants related to the Convertible Debenture charged additional paid-in capital and credited accrued liability related to warrants and stock purchase rights in the amount of $165,000. Quarterly adjustments to the accrued liability are charged to other income (loss). The initial recording of the warrants and stock purchase rights related to the consulting agreement charged consulting expense and credited accrued liability related to warrants and stock purchase rights in the amount of $310,510. Quarterly adjustments to the accrued liability are charged to other income (loss).

The following table presents the year end balances in accrued liability related for warrants and stock purchase rights:

	June 30, 2006	June 30, 2005	June 30, 2004
Accrued liability	$0	$0	$8,000

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period From the Date of Inception September 16, 1996
Through June 30, 2006
NOTE 6 - STOCKHOLDERS' EQUITY

Preferred  Stock

On September 30, 2003, the Company's stockholders authorized the amending of the Articles of Incorporation to allow for the issuance of up to 5,000,000 shares of $0.001 par value preferred stock.  Shares of preferred stock may be issued in one or more classes or series at such time the Board of Directors determine.  As of June 30, 2006, there were no shares of preferred stock issued and outstanding and no classes or series have been designated by the Board of Directors.

Common  Stock

The Company has one class of common stock, par value $0.001 per share. Each share is entitled to one vote on all matters submitted to stockholders. As of June 30, 2006, 100,000,000 common shares are authorized and 35,069,898 shares are issued and outstanding.

The following is a description of the issuances of common stock and other common stock information since inception.

During the year ended December 31, 2001, the Company issued 64,286 shares of restricted common stock to a related party at $3.11 per share (which represents management's estimated fair market value of its common stock on the date of issuance, as approved by the Board of Directors), for which the Company received a promissory note in the principal amount of $200,000.

During the year ended December 31, 2001, the Company sold 96,428 shares of common stock at $3.11 per share to related parties for $300,000 in cash.

On January 30, 2003, pursuant to the terms of the Purchase Agreement, all of the outstanding common stock of Transworld of 5,600,000 shares was sold to TWLO in exchange for 10,221,435 shares of TWLO common stock. As Transworld is considered the surviving entity in this transaction (see  Note 1),  the reduction in outstanding shares from 5,600,000 to 4,500,000 has been considered a reverse stock split and all historic references to shares and price per share prior to January 30, 2003 have been retroactively adjusted for this split ratio. On January 30, 2003, the Company's stockholders approved an increase in the number of authorized common shares to 100,000,000.

On January 30, 2003, pursuant to the terms of the Purchase Agreement, the 14,534,600 shares of previously outstanding common stock of TWLC were accounted for as an issuance of shares in a recapitalization of the Company as part of the transaction (see Note 1). In connection with the transaction, the Company also assumed $148,947 of TWLC liabilities.

On April 29, 2003, the Company entered into a Subscription Agreement with a third party investor, pursuant to which the investor agreed to purchase 1,000,000 shares of the Company's common stock at $0.10 per share for $100,000.  If during the 90 days following the closing date, the price of the Company's common stock falls below the purchase price of $0.10, the purchase price should be adjusted to equal the lowest trading price, but not less than $0.01 per share, and the Company should issue to the investor the additional shares.  During the six months ended June 30, 2003, the Company received cash of $66,000 for 1,320,000 shares ($0.05 per share) committed to be issued by the Company to this investor.  The Company received the balance of $34,000 and the Company issued a total of 2,000,000 shares (as adjusted) of its common stock under this Subscription Agreement.

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period From the Date of Inception September 16, 1996
Through June 30, 2006

NOTE 6 - STOCKHOLDERS' EQUITY, CONTINUED

On June 28, 2003, the Company entered into an Engagement Agreement with a third party for consulting services to be provided over a period of six months with the following compensation terms to the third party for the services provided:

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

Pursuant to the terms of the Engagement Agreement, the Company issued a total of 340,909 shares of its common stock, valued at $45,000 ($0.13 per share, which was the fair market value of the common stock on the date the shares were earned), related to the initial non-refundable retainer fee and the 250,000 shares upon  finalization  of  the Engagement Agreement. The Company issued 197,000 registered common shares in June 2003 at $.10 per share to the third party for a $20,000 subscription receivable pursuant to the right to purchase up to $300,000 of the Company's common stock at a 30% discount. During the three months ended September 30, 2003, the Company issued an additional 194,094 registered common shares for $8,000 at an average price of $0.07 per share pursuant to the same 30% discount provision.  The monthly retainers in August and September 2003 totaling $20,000 were paid with 288,115 registered common shares at an average price of $0.08 per share.

On July 17, 2003, the Company adopted a stock incentive plan (“the 2003 Plan”) that authorized the issuance of 6,000,000 shares of the Company's registered common stock. Options will vest at the discretion of the Board of Directors as determined at the grant date and the 2003 Plan terminates on July 1, 2013.

During the year ended June 30, 2004, the Company issued 4,629,076 common shares at prices between $0.045 and $0.175 for services valued at $356,838.

During the year ended June 30, 2004 the Company exchanged 8,868,313 common shares at prices between $0.05 and $0.25 per share for debt valued at $848,937. Of this, the Company’s majority shareholder accounted for 4,835,177 shares at $0.055 per share valued at $265,935.

See Note 11, Subsequent Events, for additional issuances of common shares.

NOTE 7 – OFFICE LEASES

The Company leased a facility under an operating sub-lease agreement that began in October 2002 and expired in March 2005.  The monthly lease cost was $8,559 through December 31, 2003, and $8,947 per month thereafter. The company vacated these premises in May 2004. (See Note 10 – Litigation) The Company leased a facility on a monthly basis from March thru November 2005 for approximately

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period From the Date of Inception September 16, 1996
Through June 30, 2006

NOTE 7 – OFFICE LEASES, CONTINUED

$6,500 monthly. The Company also leases office facilities from a related party and paid rent of $7,200, $0 and $3,000 during the years ended June 30, 2004, 2005, and 2006, respectively. The total rent expense for the years ended June 2004, 2005, and 2006 was $64,064, $10,852 and $15,671, respectively.

NOTE 8 - INCOME TAXES

As the Company incurred net operating losses through June 30, 2006, the Company has not recorded any provision for income taxes for the periods presented. At June 30, 2006, the Company had approximately $4,367,000 and $1,985,000, respectively, of Federal and State of California net operating loss carry forwards for tax reporting purposes available to offset future taxable income which expire through 2026 and 2016, respectively. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances. At June 30, 2006, the effect of such limitation, if applicable, has not been determined.

Deferred  tax  assets  derive from the tax effect of net operating loss carry forwards.  The  Company  has  provided  a  full  valuation allowance on the deferred tax assets  because  of the uncertainty of future taxable income.  For the years ended June 2004, 2005, and 2006, the valuation allowance increased  approximately $97,000, $175,000 and $123,000, respectively.

The following table presents the cumulative deferred tax assets at June 30, 2006:

Net operating loss carry forwards deferred tax benefit	$1,770,000
Less valuation allowance	(1,770,000)
Provision for income taxes, deferred tax assets	$ 0

The following table is a reconciliation of income tax benefits calculated at the federal statutory rate (34%) and the State of California rate (9%) to the provision  for income taxes:

	Years Ended June 30,
	2004	2005	2006
Federal tax benefit	$(77,000)	$(139,000)	$(98,000)
State tax benefit	(20,000)	(36,000)	(25,000)
Increase in valuation allowance	97,000	175,000	123,000
Provision for income taxes	0	0	0

NOTE 9 - BASIC AND DILUTED LOSS PER COMMON SHARE

The following table provides the components of the calculation of the basic and diluted loss per common share at each year end:

	Years ended June 30,
	2006	2005	2004

Numerator – net (loss)	$(287,526)	$(410,168)	$(225,124)

Denominator - weighted average shares basic and diluted	35,069,898	35,069,898	30,757,434
(Loss) per common share	$(0.008)	$(0.012)	$(0.007)

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period From the Date of Inception September 16, 1996
Through June 30, 2006

NOTE 10 - LITIGATION

The Company may become involved in various legal proceedings and claims which arise in the ordinary course of its business.  Management does not believe that these matters will have a material adverse effect on the Company’s financial position or results of operations.

On December 23, 2002, an individual filed a lawsuit in Superior Court for the County of Orange, State of California, against TransWorld Benefits, Inc. ("TWBI") and others. Plaintiff alleged that he lent $35,000 to the Company and was not repaid. On October 6, 2003, the Company filed a cross-complaint against the plaintiff for breach of contract and fraud alleging that plaintiff had breached an obligation to pay the Company $500,000 pursuant to a Stock Purchase Agreement between plaintiff and the Company.  In November 2003 the company entered into a settlement agreement with plaintiff which included a full release and a judgment for $58,000 against TWBI. The judgment was vacated and the suit was dismissed with prejudice on January 4, 2006.

On or about February 25, 2004, a firm who leased office space to the Company filed an unlawful detainer lawsuit in the Superior Court of California, County of Orange, against TWBI.  On or about July 14, 2004, the lessor obtained a judgment against the TWBI for $102,580 for lease damages.

On or about July 23, 2007, an individual hired to perform accounting and other services for the Company on a contract basis filed a claim for unpaid wages in front of the labor board. Said individual obtained an award against TWBI from the Labor Commissioner for the State of California in the amount of $233,486 the (“Award”).  On August 7, 2007, TWBI timely filed an appeal of the award with the Superior Court of California, County of Orange, entitling TWBI to a trial de novo of the issues adjudicated in the award (the “Appeal”). On December 10, 2007 the Court issued a ruling determining that the individual was not an employee during the period in question and is not entitled to any wages from the Company and granted judgment in favor of the Company.

On June 4, 2007, TWBI filed a lawsuit against the individual referenced above, who made an unsuccessful claim for wages against the company, in the Superior Court of California, County of Orange, seeking damages in excess of $1 million from the individual. The lawsuit alleges claims for Breach of Fiduciary Duty, Negligence, Fraud, Conversion and Declaratory Relief.  Defendant has defaulted in the lawsuit, and the Court has entered judgment on behalf of TWBI for $5,000,000. The collection of this judgment is unlikely.

On May 26, 2007, a former executive of the Company filed suit against the Company, alleging that he is owed compensation, benefits, common stock in the Company , plus indemnification for amounts he paid to a third party financier pursuant to execution of a judgment.  The plaintiff's operative complaint asserts alleged causes of action for fraud, breach of contract, breach of fiduciary duty, indemnity, accounting, and unfair competition.  The case is still in the pleading stage, and the Company has filed a Demurrer and Motion to Strike regarding the First Amended Complaint.   There has been only limited discovery to date.  Trial is set for June 9, 2008.   The Company intends to vigorously defend this lawsuit and is evaluating possible cross claims it may have.  The outcome at this time is unknown.

NOTE 11 - SUBSEQUENT EVENTS

Stock Issuances

During the quarter ended June 30, 2007, the Company issued 1,850,000 common shares at $0.005 for services valued at $9,250. See the following section “Advisory Committee” which further details this event.

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period From the Date of Inception September 16, 1996
Through June 30, 2006

During the quarter ended June 30, 2007, the Company exchanged 62,210,264 common shares at prices between $0.005 and $0.05 per share for debt valued at $316,091. Of this, two related parties of the Company accounted for 62,098,264 shares at $0.005 per share valued at $310,491.

Sale of Subsidiary TransWorld Benefits, Inc.

The majority stockholder of the Company acquired the Company’s subsidiary TransWorld Benefits, Inc. (TWBI) as of July 1, 2007. (See Exhibit 10.33) This divesture was required by potential investors and partners because of excessive debt and litigation in TWBI. TWBI had approximately $21,000 in assets and $2,610,000 in liabilities on July 1, 2007. As consideration for the purchase, the Company received $10,000 cash and assumed $490,000 worth of liabilities of TWBI. Immediately prior to the sale, the Company contributed $1,812,617 of inter-company debt to the capital of TWBI which originated from Company issuances of stock for debt or services of TWBI.

A Form 14C was filed on July 17, 2007.  The Securities and Exchange Commission commented that the 14C would not be approved until the company became current with its filings.

Advisory Committee

In May 2007 the Company formed an Advisory Committee and issued 1,850,000 common shares at $0.005 per share for services totaling $9,250.

The Board of Advisors shall have the following general responsibilities:

(a)	Advise regarding the general policies and activities of the Company in the area of loyalty programs and overall business and sales practices.

(b)	Advise on the design and effectiveness of programs, products and services of the Company.

(c)	Advise on the programs, products and services of competitors and potential customers of the Company to identify strategic and marketplace opportunities for the Company and its products and services.

(d)	Review and advise regarding the Company’s general business and financial policies and procedures.

(e)	Assist in public relations.

(f)	Make recommendations about potential market opportunities to explore and sales opportunities to pursue.

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period From the Date of Inception September 16, 1996
Through June 30, 2006

NOTE 11 - SUBSEQUENT EVENTS, CONTINUED

The Committee of Advisors shall consist of various individuals with relevant sales, marketing, technical, commercial, financial expertise or legal.  The Committee of Advisors is not expected to have regular business meetings each calendar year, however, Committee members will be called periodically to offer advice and counsel and may elect to attend a meeting annually.

On July 10, 2007, the Company held an Advisory Committee meeting.  At that meeting, the Company announced a name change to 7G Inc.  We have the domain name registration of 7Ginc.com.

Graham Companies Assets Acquisition

On March 1, 2008, the Company acquired certain assets and liabilities of Stuart Graham.  (See Exhibit 10.34) Graham will receive 67,000,000 shares of the Company’s common stock and $400,000.  As a further condition, the major stockholder of the Company, was required to buy the subsidiary of the Company, TransWorld Benefits, Inc. which is burdened with debt and litigation.

As with all of our pending or completed acquisitions, proprietary aspects of the Company’s business methods and related proprietary technologies are covered by pending patents and trademarks in appropriate jurisdictions. The following are programs acquired by the Company from the Graham Group including proprietary patents:

1.	THANKS Gift Certificates
2.	Local Loyalty Programs and Coalition Loyalty Card Powered by Source,Inc.
3.	CheckMate Rewards
4.	Consulting Services
5.	Anchor Store Program
6.	Payroll Debit Card
7.	Restaurant Search Engine

The following is a summary of each program

THANKS Gift Certificates are used as both a reward and an incentive by major media partners, employers and associations. THANKS Gift Certificates are a discounted online gift certificate that promotes local merchants, primarily restaurants. The sponsoring organization initiates the program promoting it to their members or customers through a variety of methods. THANKS Gift Certificates are the vehicle used to quickly acquire merchants in a city and prepare the way for all the Company’s loyalty programs.

The Local Loyalty Program is a new program that will follow once a geographic market is opened by the Company with our THANKS Gift Certificates program. Most local merchants cannot afford an electronic loyalty program because of the prohibitive cost of entry.

The Local Loyalty program offers a merchant the opportunity to capture their loyal customers’ data, create a data base, and reward them with a variety of offers (that are predetermined) while tracking the effectiveness of each offer. The merchant can go online at anytime and see what offers have been redeemed by which customers, how much was spent by customers and when it was spent.

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period From the Date of Inception September 16, 1996
Through June 30, 2006

NOTE 11 - SUBSEQUENT EVENTS, CONTINUED

The Local Loyalty program will be presented in a checkbook format, using barcodes so each check can be recorded and tracked. This offers the merchant a loyalty-reward program at a very inexpensive price, while still being profitable to the Company.  At the same time, the program develops an extremely valuable database of loyal customers for the Company with excellent personal and spending data.

CheckMate Rewards. Unlike coupon books, people tend to hold on to checkbooks and view them as a form of payment and not a discount vehicle. CheckMate Rewards is a unique concept that allows merchants to market their product or service in a unique format to large corporations both locally and nationally. With the local merchant base that the Company will secure, it is a natural fit for CheckMate to create a local checkbook that can be sold as a premium to auto dealers, banks, credit unions, etc. that will use CheckMate to reward loyal customers or incentives for specific buying behavior. CheckMate can also be used by nonprofit groups to sell as a fundraiser or as a premium for donating a specified amount.

Anchor Store Program.  The company’s unique gift certificate program will revolutionize current grocery loyalty programs.  We call this model our Anchor Store model because we always have an anchor store or company involved like a grocery store. We will roll out this program in a test market in 2008.

Payroll Debit Card.  Retail merchants, multi-level companies, and many other organizations that have large numbers of employees can benefit by this payroll card. It is especially useful for companies whose employees do not have a traditional direct demand checking account. The prepaid debit card; used as a payroll card, can help "unbanked" workers save money, add convenience and security.  It also allows employees to add health benefits offered through the card even if not otherwise offered by their employers. As the Company builds relationships with merchants and restaurants, opportunities will emerge to market prepaid debit cards. The Company has existing connections with large organizations and associations that are perfect candidates for our payroll card.

Restaurant Search Engine has a filed a patent and is a very unique site. Unlike other restaurant sites that will only allow you to search by cuisine or area, Restaurant Search Engine will also allow you to utilize over 100 other search filtering criteria. For example, you might say I feel like shrimp. The site will present all the restaurants in your area that offer shrimp, detailing prices and including reviews inputed by diners of the restaurants. You can narrow your search by requesting an ocean view, piano bar, or dozens of other criteria and you will be presented with restaurants meeting your criteria. We currently have over 470,000 restaurants on the site and we are in the process of fully populating those restaurant profiles.

The Flowers Group Letter or Intent

In July 2007, the Company signed a letter of intent to purchase the assets and liabilities of The Flowers Group including Jeff Flowers Advertising, Inc., Wild At Work, At Work Advantage and any assets covered by his Employment Agreement. The purchase price is $2,000,000 plus 15,000,000 shares of the Company’s common stock.

The following is a summary of the Flowers Group:

Jeff Flowers Advertising, Inc., formed in 1986, is a full-service marketing communications firm that specializes in hospitality, travel, employee incentives

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period From the Date of Inception September 16, 1996
Through June 30, 2006

NOTE 11 - SUBSEQUENT EVENTS, CONTINUED

and entertainment promotion.  The agency has developed innovative marketing programs for such clients as Anheuser-Busch, Kodak, Hyatt, The San Diego Chargers, Sea World, The San Diego Zoo, and many other leading organizations.

Wild at Work is one of the largest networks of employee groups and one of the most powerful employee marketing programs available. Employee group marketing is growing at an extraordinary rate and is now being utilized by a wide variety of industries including travel, entertainment, shopping and dining.  Wild at Work utilizes cutting edge marketing technology and over 21 years of experience in marketing to consumers through their employers.

With Wild at Work, the Company will be able to reach millions of gainfully employed consumers and through their companies, credit unions, and associations.

ChatStat Letter of Intent

On October 10, 2007, we completed a letter of intent to purchase all of the assets of ChatStat Technologies, Inc. (“ChatStat”).

ChatStat specializes in customer engagement software coupled with instant message aggregation, web analytics and patented graph display software. Unlike their competitors who offer a choice of several bundled packages only, ChatStat offers an a la carte approach where the customer can choose the features that they want. ChatStat also offers a language translator that only they currently offer as well as the ability to analyze personnel performance as well as web analytics which is another unique feature.

Loans and Marketing Agreement

On December 19, 2007, the Company borrowed $250,000 and executed a Subordinated Secured Convertible Promissory Note with the company. (See exhibit 10.31) As part of the transaction, the Company entered into a marketing agreement with a firm related to the lender, Card Flex, a virtual bank pay card. The Company will receive $1,250,000 of additional borrowings at $4.50 per card, by selling the Card Flex program to individuals. The company will also receive income of approximately $2 per month per card. All borrowings are guaranteed by the Company’s majority shareholder. The note bears interest at 8% per annum, due quarterly, and matures December 22, 2010. However, the note becomes due April 20, 2008 if the Company fails to sell 100,000 Flex Cards by that date. The note balance is convertible into the Company’s common stock at $0.25 per share at any time prior to the maturity date. The company also received warrants for 500,000 shares of common stock at $0.25 per share exercisable thru April 20, 2010. The Company has not sold the required 100,000 Flex cards as of April 20, 2008 and is in the process of obtaining a 90 day extension.

On February 15, 2008, the Company borrowed and executed a Subordinated Secured Promissory Note for $200,000 from an individual. (See Exhibit 10.32) The note bears interest at 10% per annum, payable quarterly, and matures August 1, 2008. As inducement to make the loan, the individual received 500,000 shares of the Company’s common stock.

Office Lease

On April 19, 2007, the Company signed an operating sublease for six months at 4675 MacArthur Court, Suite 550, Newport Beach, CA.  The sublease was extended on November 1, 2007 through the end of March 2008.  The lease terms are $5750 a month for 4 offices, approximately 1,000 square feet with furnishings.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

a)
Effective as of March 24, 2004, we terminated the services of our principal independent auditor, Corbin & Co., 2603 Main Street, Suite 600, Irvine, California 92614-4259, telephone number 949-756-2120, fax 949-756-9110 (the "Former Accountant").

	(i)	We dismissed the Former Accountant.

(ii)
No adverse opinion or disclaimer of opinion was made during the past two years by the Former Accountant, and no opinion of the Former Accountant was qualified or modified as to uncertainty, audit scope or accounting principles.

	(iii)	The change in auditors was recommended by our Board of Directors.

(iv)
During the two most recent fiscal years and the interim period preceding such dismissal, we are not aware of any disagreements with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of the Former Accountant, would have caused it to make references to the subject matter of the disagreement(s) in connection with its report.

	(v)	We are not aware of any reportable events that have occurred during the two most recent fiscal years and the interim period preceding the dismissal of the Former Accountant.

b)
We have engaged a new principal independent accountant effective as of March 24, 2004, to act as an independent accountant for future audits upon which we will rely in reports filed with the Securities and Exchange Commission. Our new accountant is DeLeon & Company, P.A., 510 NW 159th Lane, Pembroke Pines, FL 33028, telephone number 954-704-8402 and facsimile number 954-438-6481 (the "New Accountant"). During the two most recent fiscal years and the interim period preceding the appointment of the New Accountant, we have not consulted the New Accountant regarding either:

(i)
The application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither a written report factor considered by us in reaching a decision as to the accounting or financial reporting issue; or

	(ii)	Any matter that was either the subject of a disagreement or a reportable event (as defined in Regulation S-K, Item 304(a)(i)).

We have no formal controls and procedures. Our principal executive and financial officers are involved in all day to day management and operation of our business, and our Chief Executive Officer is responsible for making all public disclosures of material, non-public information. Each of the principal executive officer and principal financial officer reviews all information in the periodic reports filed with the Securities and Exchange Commission and works with company's corporate counsel regarding the content of public disclosure of material, non-public information through press releases and the filing of Form 8-Ks with the Securities and Exchange Commission. We obtain the advice of our outside legal counsel when discussing potential, material transactions such as potential sales and capital investment. On the first Tuesday of each quarter, our Principal Financial Officer and our Senior Vice President review our controls and procedures to evaluate their effectiveness. Because we do not have revenue from operations and our company is relatively small, we believe that our informal controls and procedures are effective as of the end of the fiscal period ended June 30, 2006.

ITEM 8B:  OTHER INFORMATION

NONE

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The  following  table  sets forth the full name, present principal occupation or employment, employment  history  and  certain  other  information concerning  our  officers  and  directors:

NAME	AGE	DATES	POSITIONS

Charles C. Seven	64	10/02 - present	Chairman, Director, Chief Executive Officer, Chief Financial Officer

Keith Romine	84	10/02 – 03/06	Director, Controller-Treasurer and Secretary

Ronald Robertson	60	10/02 – 11/06	Senior Vice President Funeral Sales

Mr. Charles Seven will serve as a Director and the Chairman of the Board until the next annual meeting of stockholders. He will also serve as the Chief Executive Officer, President, Chief Financial Officer and Secretary and thereafter for successive one-year renewal terms unless terminated by either Mr. Seven or our Board of Directors.

Mr. Seven has been the Chief Executive Officer of TransWorld Benefits, Inc. since October 2002. Prior to that, he was a consultant to Skyway Homes, Inc. from 1996 through October 2002.

Mr. Seven was the founder of Sevcor International, Inc., and served as its Vice President of Marketing and Sales from 1994-1996. Sevcor provided emergency travel insurance products for repatriation and worldwide assistance.

Mr. Seven served as the VP Marketing for Uco Air, Inc., from 1993 through 1994. Uco Air was a domestic and international air charter operations specializing in medical evacuation airfreight.

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

Mr. Seven attended the University of Oregon in 1962-1966.

Keith Romine served as a Director. He also served as our Controller-Treasurer and Secretary until September 30, 2005, and thereafter for successive one-year renewal terms unless terminated. As Treasurer, he was the principal financial officer for our company.

Mr. Romine has served as the Secretary and Treasurer of TransWorld Benefits, Inc. since September 15, 2001 until 2003. Mr. Romine also served as a consultant to the following companies: MBS Mannesmann Demag Sack Germany; International Mill Service, Inc.; Icon Construction Company, Inc.; and Wirth. As a consultant, he negotiates sales and set-up of continuous aluminum sheet casters, aluminum rolling mills, coating lines, melting furnaces, scalpers and can recycling facility.

Mr. Romine is also a real estate broker, licensed in the State of California. He graduated from Browns Business College and the International Accountants Society, and he attended Bradley University for two years.

Ronald Robertson served as a Senior Vice President, until September 15, 2001, and thereafter for successive one-year renewal terms until terminated. Robertson or our Board of Directors. Mr. Robertson has served as Senior Vice President of TransWorld Benefits, Inc. since September 15, 2001.

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

We do not have an audit committee or an audit committee financial expert serving on our Board of Directors.  We have not been able to locate a person qualified to act as a financial expert who is willing to serve on our Board of Directors. Our Board of Directors is serving in that capacity.

The following table sets for the persons who failed to timely file reports required by Section 16(a) of the Securities and Exchange Act of 1934 and includes a description of the number and types of forms that such person failed to timely file.

Name	Form Type	Number of times failed to file

Charles Seven	Schedule 13D	1
	Form 4	4

We  have  not  adopted  a  code of ethics.  We have not adopted a code of ethics because  we  have  not had the time and money needed to develop a formal code of ethics, and given the size of our company’s workforce, we did not believe this was an immediate priority.  Our Chief Executive Officer supervises all employees closely and is responsible for making sure all employees act ethically.

ITEM 10.  EXECUTIVE COMPENSATION

The  following table sets forth in summary form the compensation earned by our Chief Executive Officer (CEO) during the fiscal years ended June 30, 2004 thru 2006. The Company has no executive employees other than the CEO.

	Years Ended	Salary	Bonus	Other Compensation
Charles Seven,	June 2004	$150,000	-	-
CEO & President	June 2005	$150,000	-	-
	June 2006	$150,000	-	-

The board of directors approved Mr. Seven’s annual salary of $150,000 from July 1, 2003 thru June 30, 2006. He also receives a car allowance of $700 per month.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of January 28, 2008 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

NAME AND ADDRESS	AMOUNT AND NATURE	PERCENT
OF BENEFICIAL OWNER	OF BENEFICIAL OWNERSHIP	OF CLASS

Charles C. Seven (1)
4675 MacArthur Court, Suite 550	68,934,332	69.5%
Newport Beach, CA 92660

Ryan Seven
4675 MacArthur Court, Suite 550	8,740,343	8.8%
Newport Beach, CA 92660

All Officers and Directors as a Group	68,934,332	69.5%

Footnotes to Table

1 Charles C. Seven controls the voting of 4,467,000 shares of Common Stock currently held by Flax-Flex Fabricators, Ltd. and 56,052,764 shares of the Common Stock currently held by The Senna Corporation.

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

Our directors, officers and principals, greater than 5% security holders, taken as a group, together with their affiliates, beneficially own, in the aggregate, approximately 78.3 of our outstanding shares of common stock. Certain principal security holders are our directors or executive officers. Such concentrated control of the company may adversely affect the price of our common stock. These security holders may also be able to exert significant influence, or even control, matters requiring approval by our security holders, including the election of directors. In addition, certain provisions of California law could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire, or take control of us.

Changes in Control.

Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c)  of  Regulation  S-B.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Conflicts Related to Other Business Activities.

The persons serving as our officers and directors have existing responsibilities and, in the future, may have additional responsibilities, to provide management and services to other entities in addition to us.  As a result, conflicts of interest between us end the other entities may occur from time to time.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, CONTINUED

Related  Party Transactions.  As part of the consideration of our acquisition of TransWorld Benefits, Inc., Flax-Flex Fabricators, Ltd. acquired 4,467,000 shares of  our common stock.  Charles C. Seven controls the voting of the stock held by Flax-Flex  Fabricators,  Ltd., and as a result, Mr. Seven was a related party to  the  transaction.  Ronald  Robertson received 33,000 shares of common stock from the  same  transaction.

As a condition to our acquisition of TransWorld Benefits, Inc., each of Charles C. Seven, Keith Romine and Ronald Robertson acquired the right to purchase stock from Farline Venture Corporation, but this right was not exercised and has expired.

As of June 30, 2003, we owed Senna Corporation approximately $455,000 for cash advanced to TransWorld Benefits, Inc. to pay operating expenses. The balance as of June 30, 2004, 2005 and 2006 was $560,318. These advances were made over the last eight years and are non-interest bearing. Charles C. Seven, together with his immediate family, own a majority of the beneficial interest of Senna Corporation.

We owed Charles Seven accrued salary and other expenses in the amount of $420,539, $318,462, $600,447 and $746,066 as of June 30, 2003, 2004, 2005 and 2006, respectively. We also owe Charles Seven notes payable in the amount of $154,067 as of June, 2003 through June 2006. Accrued interest on the note payable is $60,474, $75,881, $92,828 and $111,470 for the years ended June 30, 2003, 2004, 2005 and 2006, respectively.

We owed Keith Romine accrued fees and other expenses in the amount  of  $233,485, $92,157 $149,962 and $165,047 as of June 30, 2003, 2004, 2005 and 2006, respectively. (See Note 10 – Litigation)

We owed Ronald Robertson accrued fees and other expenses in  the  amount  of  $195,871.00, $57,142, $56,573 and $54,473 as of June 30, 2003, 2004, 2005 and 2006, respectively. (See Note 10 – Litigation)

We owed Ryan Seven accrued salary and other expenses in the amount of $149,851, $78,200, $129,800, $187,979 as of June 30, 2003, 2004, 2005 and 2006, respectively.

ITEM 13.  EXHIBITS

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

10.3	Employment Agreement ~ Charles C. Seven, by and between Transworld Benefits, Inc. and Charles C. Seven. (3)

10.5	Employment Agreement ~ Keith Romine, by and between Transworld Benefits, Inc. and Keith Romine. (3)

10.6	Employment Agreement ~ Ronald Robertson, by and between Transworld Benefits, Inc. and Ronald Robertson. (3)

10.7	Engagement Letter with KnightsBridge Capital, dated June 28, 2003. (4)

10.8	Note Payable to Charles Seven on September 9, 1997. (4)

10.9	Note Payable to Charles Seven on October 17, 1996. (4)

10.10	Note Payable to Charles Seven on October 17, 1996. (4)

10.11	Note Payable to Charles Seven on November 1, 1996. (4)

10.12	Note Payable to Charles Seven on November 8, 1996. (4)

10.13	Note Payable to Charles Seven on December 19, 1997. (4)

10.14	Note Payable to Charles Seven on November 8, 1996. (4)

10.15	Note Payable to Charles Seven on December 27, 1997. (4)

10.16	Note Payable to Charles Seven on December 29, 1997. (4)

10.17	Note Payable to Charles Seven on January 8, 1997. (4)

10.18	Note Payable to Charles Seven on February 18, 1997. (4)

10.19	Note Payable to Charles Seven on February 24, 1997. (4)

10.20	Note Payable to Charles Seven on March 17, 1997. (4)

10.21	Note Payable to Charles Seven on March 7, 1997. (4)

10.22	Note Payable to Charles Seven on March 7, 1997. (4)

10.23	Note Payable to Charles Seven on April 22, 1997. (4)

10.24	Note Payable to Charles Seven on April 24, 1997. (4)

10.25	Note Payable to Charles Seven on May 14, 1997. (4)

10.26	Note Payable to Charles Seven on May 2, 1997. (4)

10.27	Note Payable to Charles Seven on August 12, 1997. (4)

10.28	Note Payable to Charles Seven on August 23, 1997. (4)

10.29	Note Payable to Charles Seven on August 28, 1997. (4)

10.30	Note Payable to Charles Seven on October 17, 1996. (4)

10.31	Subordinated Secured Convertible Promissory Note, Pledge Agreement, Continuing Guaranty, and Common Stock Purchase Warrant, dated December 20, 2007

10.32	Note Payable to John Todd, dated February 15, 2008

10.33	Subsidiary Stock Purchase Agreement Transworld Benefits Inc, dated July 1, 2007

10.34	Asset Purchase Agreement with Stuart Graham, dated March 1, 2008

23	Auditor's Consent

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

Footnotes to Exhibit Table:

(1)	Incorporated by reference to our registration statement on Form SB-2 filed with the Securities and Exchange Commission on July 17, 2000.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

    (a) We were billed $128,000 for the fiscal years ended June 30, 2004 thru June 30, 2006 for professional services rendered by the principal accountant for the audit of the our annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings. These services also included audits of significant acquisition of the company and review of the quarterly financial statements of the Company's acquiree.

    (b) We were billed $0 for the fiscal years ended June 30, 2004 thru June 30, 2006 for assurance and related services rendered by the principal accountant related to the audit or review of the our financial statements, not included in paragraph (a) above.
    (c) We were billed $0 for the fiscal years ended June 30, 2004 thru June 30, 2006, for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

    (d) We were billed $0 for the fiscal years ended June 30, 2004 thru June 30, 2006 for professional services rendered by the principal accountant for consents issued in connection with registration statements. There were no other professional services rendered by our principal accountant during the last two fiscal years that were not included in paragraphs (a), (b) or (c) above.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, there unto duly authorized.

TRANSWORLD BENEFITS INTERNATIONAL, INC.

By:	/s/ Charles Seven
CHARLES SEVEN
Chief Executive Officer

Dated:	April 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Charles Seven	Chief Executive Officer	April 29, 2008
Charles Seven

/s/ Richard Diya	Chief Financial Officer	April 29, 2008
Richard Diya