Form 10KSB
period 2007-06-30
TRANSWORLD BENEFITS INTERNATIONAL INC
filed 2008-05-01
CIK 1107445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

949-851-7775
(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each Class	Name of each exchange on which registered
100,000,000 Common Stock, Par Value - $0.001	Over the Counter Bulletin Board

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

Transitional Small Business Disclosure Format (Check one):  [ ] Yes  [x] No

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

REPORTS TO SECURITY HOLDERS

Our common stock is registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, and as a result, we are required to file periodic reports with the Securities and Exchange Commission, including Forms 10-KS B, 10-QSB, and 8-K. In addition, we are required to deliver an annual report to our stockholders and to file all proxy solicitations with the Securities and Exchange Commission.

You may read and copy materials we file with the Securities and Exchange Commission (SEC) at the SEC's Public Reference Room at 450 Fifth Street, N.W.,Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at the following address: http://www.sec.gov.

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

ITEM 3.  LEGAL PROCEEDINGS,CONTINUED

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II.  OTHER INFORMATION

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Our  stock has been  quoted on the Over the Counter Bulletin Board since January 15, 2002 and is currently traded under the symbol TBII.
The table below sets forth the quarterly low and high OTC market quotations.

Quarter	2004-2005		2005-2006		2006-2007
	Low	High	Low	High	Low	High
First	$0.02	$0.03	$0.01	$0.02	$0.002	$0.006

Second	$0.01	$0.02	$0.01	$0.02	$0.001	$0.001

Third	$0.01	$0.02	$0.007	$0.01	$0.002	$0.004

Fourth	$0.01	$0.02	$0.006	$0.008	$0.004	$0.02

Shares  of  our  common stock are subject to rules adopted by the Securities and Exchange  Commission  that  regulate  broker-dealer practices in connection with

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES, CONTINUED

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS of FINANCIAL CONDITION

Management’s discussion and analysis (“MD&A”) provides supplemental information which sets forth the major factors that have affected the Company’s financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes. The MD&A is divided into subsections entitled “Forward Looking Information”, “Going Concern”, “Development Stage Business Plans”, “Results of Operations”, and “Liquidity and Capital Resources”.

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

GOING CONCERN

We recognize that we must generate additional resources in order for us to eventually reach a level of sustained profitable operations. We are dependent on the development of effective marketing strategies for our products to customers in a competitive market coupled with the timeliness of the delivery of our services. We anticipate bringing our services to market as described below, which will generate revenue to the Company. Our plans also include obtaining additional working capital through equity or debt financing. However, no assurances can be made that we will attain profitability and that the additional working capital will be available when needed or on terms acceptable to us.

The Company has never earned revenues and has incurred losses totaling approximately $4,915,000 since our inception. We are still in the development stage and have a working capital deficit of approximately $2,590,000 as of June 30, 2007. These factors, among others, raise substantial doubt regarding our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties. As a result, our auditors have included a going concern modification in our June 30, 2007 audited financial statements report.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, CONTINUED

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, CONTINUED

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

RESULTS OF OPERATIONS

For the years ended June 30, 2007 and 2006, the Company has incurred general and administrative expenses of approximately $502,000 and $237,000, respectively, in its development stage. The majority of expenses have been for consultants, professional fees, travel, interest expense and office leases. The increase in our expenses since June 2006 was a direct result of loans to our Company by our majority shareholder. We expect to incur substantial expenses to further develop our business plan before any revenues are earned.  We need additional loans and investments in the near future for our business plan to succeed in a timely manner.

LIQUIDITY AND CAPITAL RESOURCES.

We had $8,508 in cash and a working capital deficit of approximately $2,590,000 at June 30, 2007. We are a development stage Company and have earned no revenues since inception.

We do not currently have any material commitments for capital expenditures in the short term other than those expenditures incurred in the ordinary course of business.

Since inception, our operating and investing activities have used all cash from financing activities. We need to raise additional capital to develop and conduct our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We are currently negotiating potential investments with several separate groups or individuals to raise money through a private sale of stock or convertible debentures, but there can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we believe that our majority shareholder will contribute funds to pay for our basic expenses, but this will not meet our cash requirements to fund our business plan. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate additional capital in the near term.

ITEM 7.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of TransWorld Benefits International, Inc.

We have audited the accompanying consolidated balance sheets of TransWorld Benefits International, Inc. as of June 30, 2007 and 2006, and the related statements of income, stockholders equity, and cash flows for each of the years in the two-year period ended June 30, 2007. TransWorld Benefits International, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the companys internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TransWorld Benefits International, Inc. as of June 30, 2007, and 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, net capital deficiencies, and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Managements plan in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Leon & Company, P.A.

Pembroke Pines, Florida

April 22, 2008

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets
As of June 30, 2007 and 2006

	June 30
	2007	2006
Assets:

Current assets:
Cash	$8,508	$-
Prepaid expenses	9,960	-
	18,468

Furniture and equipment, net of accumulated depreciation of $727	2,836	-

Total assets	$21,304	$0

Liabilities and stockholders’ deficiency

Current liabilities:
Accounts payable and accrued expenses	$267,582	$247,226
Accrued consulting and related	273,838	358,973
Accounts payable to related parties	1,654,021	1,418,986
Advances from related parties	109,500	109,500
Notes payable to related party	154,067	154,067
Accrued interest on notes payable related party	131,976	111,470
Advances payable	19,500	27,000
Accrued interest on convertible debenture	-	47,638
	2,610,484	2,474,860
Convertible debenture payable	-	148,750

Total liabilities	2,610,484	2,623,610

Stockholders’ deficiency:

Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 99,130,162 and 35,069,898 shares issued and outstanding at June 30, 2007 and 2006, respectively	99,130	35,070
Additional paid-in capital	2,226,447	1,765,908
Accumulated deficit	(4,914,757)	(4,424,588)
Total stockholders’ deficiency	(2,589,180)	(2,623,610)

Total liabilities and stockholders’ deficiency	$21,304	$0

See independent auditors’ report and notes to the financial statements

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations
For the Years Ended June 30, 2007 and 2006 and Cumulative
Amounts from Inception September 16, 1996 through June 30, 2007

			(Unaudited)
	For the Years Ended June 30,		Cumulative
	2007	2006	from Inception

Revenues	$-	$-	$-
General and administrative expenses	502,308	236,594	(5,204,640)
(Loss) before other income (expense)	(502,308)	(236,594)	(5,204,640)

Other income (expense):
Other income	-	-	8,902
Gain on settlement of debt	35,467	-	224,491
Gain on decrease in fair value of warrants and stock purchase rights liabilities	-	-	475,510
Interest expense, net	(23,328)	(50,932)	(419,020)

Net (loss)	(490,169)	(287,526)	(4,914,757)

Beginning of period accumulated deficit	(4,424,588)	(4,137,062)	-

End of year accumulated deficit	$(4,914,757)	$(4,424,588)	$(4,914,757)

Loss per share: Basic and diluted	$(0.011)	$(0.008)

Weighted average number of shares outstanding: Basic and diluted	44,020,78$	35,069,898

See independent auditors’ report and notes to the financial statements

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flow
For the Years Ended June 30, 2007 and 2006 and Cumulative
Amounts from Inception September 16, 1996 through June 30, 2007

			(Unaudited)
	For the Years Ended June 30,		Cumulative
	2007	2006	from Inception
Cash Flows from Operating Activities:
Net (loss)	$(490,169)	$(287,526)	$(4,914,757)
Adjustments to reconcile net (loss) to net cash from (used in) operating activities:

Depreciation	727	-	727
Amortization of deferred financing costs	-	16,485	193,750
Common stock issued for services and debt	325,342	-	2,088,651
Gain of settlement of debt	-	-	(202,024)
Subscription receivable exchanged for services	-	-	20,000
(Gain) on decrease in fair value of warrants and stock purchase rights liabilities	-	-	(475,510)
Changes in operating assets and liabilities, net of effects of merger:

Prepaid expenses	(9,960)	-	(9,960)
Accounts payable and accrued expenses	20,356	(13,668)	547,991
Accrued consulting and related	(85,135)	88,207	(155,518)
Accounts payable to related parties	235,034	163,175	1,654,021
Accrued interest on notes payable to related party	20,506	18,642	131,976
Accrued interest convertible debenture	(47,637)	14,685	-

Net cash from (used in) Operating Activities	(30,936)	0	(1,120,653)

Cash Flows from Investing Activities:
Purchase of furniture and equipment	(3,563)	-	(3,563)
Payments received on related party notes receivable	-	-	205,400

Net cash flows from (used in) Investing Activities:	(3,563)	0	201,837

Cash Flows from Financing Activities:
Proceeds from advances payable	-	-	89,500
Repayments to advances payable	(7,500)	-	(70,000)
Proceeds from convertible debenture	-	-	193,750
Repayments to convertible debenture	(148,750)	(45,000)	(193,750)
Payment of debt by related party	199,257	45,000	244,257
Proceeds from common stock issuance	-	-	400,000
Advances from related parties	-	-	159,500
Repayments to related parties	-	-	(50,000)
Proceeds from related party notes payable	-	-	154,067

Net cash from (used in) Financing Activities	43,007	0	927,324

Net change in cash	8,508	-	8,508

Cash, beginning of period	-	-	-

Cash, end of year	$8,508	$-	$8,508

See independent auditors’ report and notes to the financial statements

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flow, Continued

Supplemental disclosure of cash flow information:

	For the Years Ended June 30,
	2007	2006
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental schedule of non-cash, investing and financing activities:

During the quarter ended June 30, 2007, the Company issued 1,850,000 common shares at $0.005 for $9,250 of services.

During the quarter ended June 30, 2007, the Company exchanged 62,210,264 common shares at prices between $0.005 and $0.05 per share for $316,091 of debt. Of this, two related parties of the Company accounted for 62,098,264 shares at $0.005 per share for $310,491 of debt.

See independent auditors’ report and notes to the financial statements

TransWorld Benefits International, Inc. and Subsidiary
Consolidated Statements of Stockholders’ Deficit
For the Period From the Date of Inception September 16, 1996,
Through June 30, 2007

					Deficit
					Accumulated
			Additional	Sub-	During the
	Common Stock		Paid-In	scription	Development
	Shares	Amount	Capital	Receivable	Stage	Total
Balance Sept 16, 1996	0	$0	$0	$0	$0	$0
Issuance of common stock to founders on December 18, 1996 at $0.00124 per share	4,339,286	4,339	1,061			5,400
Net loss					(35,069)	(35,069)

Balance Dec 31, 1996	4,339,286	4,339	1,061	-	(35,069)	(29,669)
Net loss					(227,166)	(227,166)

Balance Dec 31, 1997	4,339,286	4,339	1,061	-	(262,235)	(256,835)
Net loss					(186,467)	(186,467)

Balance Dec 31, 1998	4,339,286	4,339	1,061	-	(448,702)	(443,302)
Net loss					(131,265)	(131,265)

Balance Dec 31, 1999	4,339,286	4,339	1,061	-	(579,967)	(574,567)
Net loss					(179,578)	(179,578)

Balance Dec 31, 2000	4,339,286	4,339	1,061	-	(759,545)	(754,145)

Issuance of common stock on July 31, 2001 at $3.11 per share for note receivable	64,286	64	199,936			200,000
Issuance of common stock on October 10, 2001 at $3.11 per share	96,428	97	299,903			300,000
Net loss					(846,831)	(846,831)

Balance Dec 31, 2001	4,500,000	4,500	500,900	-	(1,606,376	(1,100,976)
Net loss					(675,312)	(675,312)

Balance Dec 31, 2002	4,500,000	4,500	500,900	-	(2,281,688)	(1,776,288)
Issuance of shares to TWLC in recapitalization of Company	14,534,600	14,535	(163,482)			(148,947)
Issuance of common stock for services on June 28, 2003 at $0.132 per share	340,909	341	44,659			45,000
Cash payment in quarter ended June 2003 for shares committed to be issued at $0.05 per share	1,320,000	1,320	64,680			66,000
Issuance of common stock for subscription receivable in June 2003 at $0.10 per share	197,000	197	19,803	(20,000)		0

See independent auditors’ report and notes to the financial statements

TransWorld Benefits International, Inc. and Subsidiary
Consolidated Statements of Stockholders’ Deficit, Continued
For the Period From the Date of Inception September 16, 1996,

					Deficit
					Accumulated
			Additional	Sub-	During the
	Common Stock		Paid-In	scription	Development
	Shares	Amount	Capital	Receivable	Stage	Total
Relative fair value of detachable warrant on convertible debenture			85,150			85,150
Estimated value of beneficial conversion feature on convertible warrants			78,600			78,600
Reclassification of warrants and stock purchase rights liabilities			(165,000)			(165,000)
Net loss					(1,220,082)	(1,220,082)

Balance June 30, 2003	20,892,509	20,893	465,310	(20,000)	(3,501,770)	(3,035,567)
Subscription receivable exchanged for services				20,000		20,000
Issuance of common stock for services during the year ended June 30, 2004 at prices between $0.045 and $0.175 per share	4,629,076	4,629	352,209			356,838
Issuance of common stock for debt during the year ended June 30, 2004 at prices between $0.05 and $0.25 per share	8,868,313	8,868	840,069			848,937
Issuance of common stock Dec 2003 at $.05 per share	680,000	680	33,320			34,000
Estimated value on beneficial conversion feature on warrants			30,000			30,000
Net loss					(225,124)	(225,124)

Balance June 30, 2004	35,069,898	35,070	1,720,908	0	(3,726,894)	(1,970,916)
Net loss					(410,168)	(410,168)

Balance June 30, 2005	35,069,898	35,070	1,720,908	0	(4,137,062)	(2,381,083)
Payment of debt by related party			45,000			45,000
Net loss					(287,526)	(287,526)

Balance June 30, 2006	35,069,898	35,070	1,765,908	0	(4,424,588)	(2,623,610)
Payment of debt by related party			199,258			199,258
Issuance of common stock for services in May 2007 at $.005 per share	1,850,000	1,850	7,400			9,250
Issuance of common stock for debt in May 2007 at prices between $0.005 and $0.05 per share	62,210,264	62,210	253,881			316,091
Net loss					(490,169)	(490,169)

Balance June 30, 2007	99,130,162	$99,130	$2,226,447	$0	$(4,914,757)	$(2,589,180)

See independent auditors’ report and notes to the financial statements

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Statements
For the Years Ended June 30, 2007 and 2006 and Cumulative
Amounts from Inception September 16, 1996 through June 30, 2007

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

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Statements
For the Years Ended June 30, 2007 and 2006 and Cumulative
Amounts from Inception September 16, 1996 through June 30, 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Thinka Weight-Loss Corporation and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has never earned revenue and has incurred cumulative losses of approximately $4,915,000 since inception thru June 30, 2007. In addition, the Company has a cash balance of $ 0 and has a working capital deficit of approximately $2,592,000 at June 30, 2007. Management recognizes that the Company must generate additional resources for the eventual achievement of sustained profitable operations. The Company's success is dependent upon numerous items, including the successful development of effective marketing strategies to customers in a competitive market, obtaining debt or equity financing, and advances from stockholders.

Management's plans include obtaining additional capital through equity or debt financing. However, no assurance can be given that additional capital will be available when required or upon terms acceptable to the Company.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the amount and classification of liabilities that might result from the outcome of these uncertainties.

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

Fair Value of Financial Instruments

The carrying values of the Company's financial instruments as of June 30, 2007, including accounts payable and accrued expenses, and notes payable approximate their respective fair values due to their short-term nature. The fair value of accounts payable to related parties, advances from related parties and notes payable to a related party are not determinable as the transactions are with related parties.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Repairs and maintenance are charged to

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Statements
For the Years Ended June 30, 2007 and 2006 and Cumulative
Amounts from Inception September 16, 1996 through June 30, 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

expense as incurred while significant improvements are capitalized. Upon retirement or other disposition of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation, with any resulting gain or loss included in the consolidated statements of operations.

Accrued Liability Related to Warrants and Purchase Rights

The Company accounts for freestanding derivative financial instruments potentially settled in its own common stock under Emerging Issues Task Force "EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." As the Company potentially does not have sufficient authorized shares available to settle its open stock-based contracts, the initial fair value of the applicable contracts consisting primarily of nonemployee stock warrants and rights to purchase common stock (see Notes 4 and 5) have been classified as "accrued liability related to warrants and stock purchase rights" on the accompanying consolidated balance sheets. They are measured subsequently at fair value based on a Black-Scholes computation with gains and losses included in the statement of operations. The exercise periods for the warrants and stock purchase rights have ended as of June 30, 2006 and there is no further liability.

Revenue Recognition

The Company anticipates generating future sales revenue from sales of its products. The Company will recognize revenue at the time the products are sold or services are performed for customers.

Research and Development

Research and development costs are charged to operations as they are incurred. The Company did not incur any research and development costs in the year ended June 30, 2007.

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

The Company has elected to account for purchase rights  granted to employees under Accounting Principles Board Opinion 123R (SFAS No.123R).

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. Under this method, deferred

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Statements
For the Years Ended June 30, 2007 and 2006 and Cumulative
Amounts from Inception September 16, 1996 through June 30, 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is provided for significant deferred tax assets when it is more likely than not those assets will not be recovered.

Loss Per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the year ended June 30, 2007, there were no potentially dilutive securities that affected loss per share.

Comprehensive Income

Comprehensive income is not presented in the Company's consolidated financial statements since the Company did not have any items of comprehensive income.

Segments of an Enterprise and Related Information

As the Company operates in one segment, the Company has not made segment disclosures in the accompanying consolidated financial statements.

NOTE 2 - ADVANCES PAYABLE

The Company has received non-interest bearing, due on demand unsecured advances.

The following table presents the year end balances:

	June 30, 2007	June 30, 2006
Advances Payable	$19,500	$27,000

NOTE 3 - RELATED PARTY TRANSACTIONS

Accounts Payable to Related Parties

In 1999 the Company entered into a due on demand convertible promissory note at 8% per annum with the Company's majority stockholder. The initial amount was for $1,500 with additional amounts advanced thereafter in accordance with the terms of the note. The principal and accrued interest were convertible at any time into shares of the Company's common stock at a conversion price equal to the lesser of $1.00 per share or such lower price as determined by the Board of Directors of the Company. In October 2001, the stockholder agreed to relinquish its conversion right and any accrued and unpaid interest (which was approximately $42,000), and reclassify the outstanding principal balance to accounts payable to related parties. The balance is approximately $455,000 at June 30, 2003 and $560,000 from June 30, 2004 thru April 2007. In May 2007, the Company exchanged 56,052,764 common shares at $0.005 per share for $280,264 of debt and the balance is approximately $280,000 at June 30, 2007.

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Statements
For the Years Ended June 30, 2007 and 2006 and Cumulative
Amounts from Inception September 16, 1996 through June 30, 2007

NOTE 3 - RELATED PARTY TRANSACTIONS, CONTINUED

Payments for additional Company expenses and loans to the Company were made by our majority stockholder from 2003 forward. Payments for Company expenses amounted to general and administrative expenses of approximately $86,000 and $210,000 for the years ended June 30, 2007 and 2006, respectively.

The following table presents the total year end balances:

	June 30, 2007	June 30, 2006
Accounts payable to related parties	$1,654,021	$1,418,986

Notes Payable and Accrued Interest on Notes Payable to a Related Party

In 1996 and 1997, the Company entered into due on demand unsecured promissory notes at 10% per annum simple interest with its majority shareholder. The Company amended the interest calculation to annual compounding commencing July 1, 2003. The Company paid no interest in the years ended June 30, 2006 thru June 30, 2007.

The following table presents the year end balances:

	June 30, 2007	June 30, 2006
Notes payable to related party	$154,067	$154,067

Accrued interest payable	$131,976	$111,470

Advances from Related Parties

The following table presents the year end balances:

	June 30, 2007	June 30, 2006
Advances from related parties	$109,500	$109,500

NOTE 4 - CONVERTIBLE DEBENTURE

On January 29, 2003 (as amended on August 14, 2003) the Company entered into a Securities Purchase Agreement (the "Agreement") with La Jolla Cove investors, Inc. ("La Jolla"), pursuant to which the Company issued an 8% convertible debenture in the amount of $300,000 (the "Convertible Debenture"). The Convertible Debenture was due on January 29, 2005. The Company received $163,750 and $30,000 of the principal amount of the Convertible Debenture in January 2003 and January 2004, respectively.  In connection with the Agreement, the Company  issued La Jolla a warrant for the purchase of 1,500,000 shares of common stock at $1.00 per share, which expired unexercised on January 29, 2006.  Provided the Company was to obtain additional financing from a third party of at least $1,000,000 by July 29, 2003, the Company had the right to reject La Jolla's request to exercise all or any portion of the warrant. This did not occur; thus, the warrant terms were in full force and effect.  Pursuant to the terms of the Agreement, La Jolla shall simultaneously  with  the  conversion of the

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Statements
For the Years Ended June 30, 2007 and 2006 and Cumulative
Amounts from Inception September 16, 1996 through June 30, 2007

NOTE 4 - CONVERTIBLE DEBENTURE, CONTINUED

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

As  the  Convertible  Debenture  allows  La  Jolla  to  convert  the outstanding principal amount into shares of the Company's common stock at a price below fair value at the time of conversion, the Company has recorded a beneficial conversion feature in the amount of $108,600.  This amount computed pursuant to the Black Scholes pricing model under Statement of Financial Accounting Standard ("SFAS") No. 123R, has been recorded as a debt discount and is being amortized as interest expense over the life of the Convertible Debenture. The debt discount related to the warrants issued to La Jolla of $85,150 was recorded based on the relative fair value of the debt and warrants computed pursuant to the Black Scholes pricing model under Statement of Financial Accounting Standard ("SFAS") No. 123R, as a debt discount and will be amortized as interest expense over the remaining life of the Convertible Debenture. The debt discounts are fully amortized as of March 2006.

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

Preferred  Stock

On September 30, 2003, the Company's stockholders authorized the amending of the Articles of Incorporation to allow for the issuance of up to 5,000,000 shares of $0.001 par value preferred stock.  Shares of preferred stock may be issued in one or more classes or series at such time the Board of Directors determine.  As of

June 30, 2007, there were no shares of preferred stock issued and outstanding and no classes or series have been designated by the Board of Directors.

Common  Stock

The Company has one class of common stock, par value $0.001 per share. Each share is entitled to one vote on all matters submitted to stockholders. As of June 30, 2007, 100,000,000 common shares are authorized and  99,130,162shares are issued and outstanding.

The following is a description of the issuances of common stock and other common stock information since inception.

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Statements
For the Years Ended June 30, 2007 and 2006 and Cumulative
Amounts from Inception September 16, 1996 through June 30, 2007

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

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Statements
For the Years Ended June 30, 2007 and 2006 and Cumulative
Amounts from Inception September 16, 1996 through June 30, 2007

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

During the quarter ended June 30, 2007, the Company exchanged 62,210,264 common shares at prices between $0.005 and $0.05 per share for $316,091 of debt. Of this, two related parties of the Company accounted for 62,098,264 shares at $0.005 per share for $310,491 of debt.

NOTE 6 – OFFICE LEASES

In year ended June 2006, the Company leased an office facility from a related party on a month to month basis. In April 2007 the Company signed an operating sublease for six months at $4,700 per month in Newport Beach CA which was extended for six more months thru March 2008. The Company leases part of this facility to a related party. The total rent expense to the Company for the years ended June 2006 and 2007 was $15,671 and $7,000, respectively.

NOTE 7 - INCOME TAXES

As the Company incurred net operating losses through June 30, 2007, the Company has not recorded any provision for income taxes for the periods presented. At June 30, 2007, the Company had approximately $4,915,000 and $2,533,000, respectively, of Federal and State of California net operating loss carry forwards for tax reporting purposes available to offset future taxable income which expire through 2027 and 2017, respectively. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances. At June 30, 2007, the effect of such limitation, if applicable, has not been determined.

Deferred tax assets derive from the tax effect of net operating loss carry forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty of future taxable income. For the years ended June 2007 and 2006, the valuation allowance increased approximately $210,000 and $123,000, respectively.

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Statements
For the Years Ended June 30, 2007 and 2006 and Cumulative
Amounts from Inception September 16, 1996 through June 30, 2007

The following table presents the cumulative deferred tax assets at June 30, 2007:

Net operating loss carry forwards deferred tax benefit	$1,966,000
Less valuation allowance	(1,966,000)
Provision for income taxes, deferred tax assets	$0

The following table is a reconciliation of income tax benefits calculated at the federal statutory rate (34%) and the State of California rate (9%) to the provision  for income taxes:

	Years Ended June 30,
	2007	2006
Federal tax benefit	$(167,000)	$(98,000)
State tax benefit	(43,000)	(25,000)
Increase in valuation allowance	210,000	123,000
Provision for income taxes	$0	$0

NOTE 8 - BASIC AND DILUTED LOSS PER COMMON SHARE

The following table provides the components of the calculation of the basic and diluted loss per common share at each year end:

	Years Ended June 30
	2007	2006

Numerator – net (loss)	$(490,169)	$(287,526)

Denominator - weighted average shares basic and diluted	44,020,784	35,069,898
(Loss) per common share	$(0.011)	$(0.008)

NOTE 9 - LITIGATION

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

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Statements
For the Years Ended June 30, 2007 and 2006 and Cumulative
Amounts from Inception September 16, 1996 through June 30, 2007

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

NOTE 10 - SUBSEQUENT EVENTS

Sale of Subsidiary TransWorld Benefits, Inc.

The majority stockholder of the Company acquired the Company’s subsidiary TransWorld Benefits, Inc. (TWBI) on July 1, 2007. (See Exhibit 10.33) This divesture was required by potential investors and partners because of excessive debt and litigation in TWBI. TWBI had approximately $21,000 in assets and $2,610,000 in liabilities on July 1, 2007. As consideration for the purchase, the Company received $10,000 cash and assumed $490,000 worth of liabilities of TWBI. Immediately prior to the sale, the Company contributed $1,812,617 of inter-company debt to the capital of TWBI which originated from Company issuances of stock for debt or services of TWBI.

A Form 14C was filed on July 17, 2007. The Securities and Exchange Commission commented that the 14C would not be approved until the company became current with its filings.

Company Name Change

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

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Statements
For the Years Ended June 30, 2007 and 2006 and Cumulative
Amounts from Inception September 16, 1996 through June 30, 2007

The following is a summary of each program

THANKS Gift Certificates are used as both a reward and an incentive by major media partners, employers and associations. THANKS Gift Certificates are a discounted online gift certificates that promote local merchants, primarily restaurants. The sponsoring organization initiates the program promoting it to their members or customers through a variety of methods. THANKS Gift Certificates are the vehicle used to quickly acquire merchants in a city and prepare the way for all the Company’s loyalty programs.

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

Restaurant Search Engine has a filed a patent and is a very unique site. Unlike other restaurant sites that will only allow you to search by cuisine or area, Restaurant Search Engine will also allow you to utilize over 100 other search filtering criteria. For example, you might say I feel like shrimp. The site will present all the restaurants in your area that offer shrimp, detailing prices and including reviews inputed by diners of the restaurants. You can narrow your search by requesting an ocean view, piano bar, or dozens of other criteria and you will be presented with restaurants meeting your criteria . We currently have over 470,000 restaurants on the site and we are in the process of fully populating those restaurant profiles.

The Flowers Group Letter or Intent

In July 2007, the Company signed a letter of intent to purchase the assets and liabilities of The Flowers Group including Jeff Flowers Advertising, Inc., Wild

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Statements
For the Years Ended June 30, 2007 and 2006 and Cumulative
Amounts from Inception September 16, 1996 through June 30, 2007

NOTE 10 - SUBSEQUENT EVENTS, CONTINUED

At Work, At Work Advantage and any assets covered by his Employment Agreement. The purchase price is $2,000,000 plus 15,000,000 shares of the Company’s common stock.

The following is a summary of the acquisition.

Jeff Flowers Advertising, Inc., formed in 1986, is a full-service marketing communications firm that specializes in hospitality, travel, employee incentives and entertainment promotion. The agency has developed innovative marketing programs for such clients as Anheuser-Busch, Kodak, Hyatt, The San Diego Chargers, Sea World, The San Diego Zoo, and many other leading organizations.

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

None

ITEM 8A. CONTROLS AND PROCEDURES

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

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT, CONTINUED

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

	Years Ended	Salary	Bonus	Other Compensation

Charles Seven,	June 2006	$ 150,000	-	-
CEO & President	June 2007	$ 212,500	-	-

The board of directors approved Mr. Seven’s annual salary of $212,500 as of January 1, 2007. He also receives a car allowance of $700 per month.

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

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS

Charles C. Seven (1) 4675 MacArthur Court, Suite 550 Newport Beach, CA 92660	68,934,332	69.5%

Ryan Seven 4675 MacArthur Court, Suite 550 Newport Beach, CA 92660	8,740,343	8.8%

All Officers and Directors as a Group	68,934,332	69.5%

Footnotes to Table

1. Charles C. Seven controls the voting of 4,467,000 shares of Common Stock currently held by Flax-Flex Fabricators, Ltd. and 56,052,764 shares of the Common Stock currently held by The Senna Corporation.

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

Our directors, officers and principals, greater than 5% security holders, taken as a group, together with their affiliates, beneficially own, in the aggregate, approximately 78.4 of our outstanding shares of common stock. Certain principal security holders are our directors or executive officers. Such concentrated control of the company may adversely affect the price of our common stock. These security holders may also be able to exert significant influence, or even control, matters requiring approval by our security holders, including the election of directors. In addition, certain provisions of California law could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire, or take control of us.

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

The Company owes Senna Corporation $560,318 and $280,054 for cash advanced to TransWorld Benefits, Inc. to pay operating expenses. In 2007, Senna exchanged part of their debt for Company stock. Advances were made over the last nine years and are non-interest bearing. Charles C. Seven, together with his immediate family, own a majority of the beneficial interest of Senna Corporation.

We owed Charles Seven accrued salary and other expenses in the amount of $746,066 and $908,625 as of June 30, 2006 and 2007, respectively. We also owe Charles Seven notes payable in the amount of $154,067 as of June 30, 2006 through June 2007. Accrued interest on the note payable is $111,470 and $131,976 as of June 30, 2006 and 2007, respectively.

We owed Ryan Seven accrued salary and other expenses in the amount of $187,979 and $221,251 as of June 30, 2006 and 2007, respectively.

ITEM 13.  EXHIBITS

3.1	Articles of Incorporation (Charter Document)(1)

3.2	Bylaws(2)

4.1	8% Convertible Debenture, dated January 29, 2003, issued to La Jolla Cove Investors, Inc. (3)

4.2	Warrant to Purchase Common Stock, dated January 29, 2003, issued to La Jolla Cove Investors, Inc. (3)

4.3	Side Letter Agreement between Thinka Weight-Loss Corporation and La Jolla Cove Investors, Inc. regarding Warrant to Purchase Common Stock, dated January 29, 2003. (3)

ITEM 13.  EXHIBITS, CONTINUED

4.4	Registration Rights Agreement, dated January 29, 2003, regarding underlying common stock to be issued upon conversion of 8% Convertible Debenture and exercise of Warrant to Purchase Common Stock. (3)

4.5	Letter Agreement amending 8% Convertible Debenture and Warrant to Purchase Common Stock, dated August 14, 2003. (4)

10.1	Share Purchase Agreement (5)

10.8	Note Payable to Charles Seven on September 9, 1997. (4)

10.9	Note Payable to Charles Seven on October 17, 1996. (4)

10.10	Note Payable to Charles Seven on October 17, 1996. (4)

10.11	Note Payable to Charles Seven on November 1, 1996. (4)

10.12	Note Payable to Charles Seven on November 8, 1996. (4)

10.13	Note Payable to Charles Seven on December 19, 1997. (4)

10.14	Note Payable to Charles Seven on November 8, 1996. (4)

10.15	Note Payable to Charles Seven on December 27, 1997. (4)

10.16	Note Payable to Charles Seven on December 29, 1997. (4)

10.17	Note Payable to Charles Seven on January 8, 1997. (4)

10.18	Note Payable to Charles Seven on February 18, 1997. (4)

10.19	Note Payable to Charles Seven on February 24, 1997. (4)

10.20	Note Payable to Charles Seven on March 17, 1997. (4)

10.21	Note Payable to Charles Seven on March 7, 1997. (4)

10.22	Note Payable to Charles Seven on March 7, 1997. (4)

10.23	Note Payable to Charles Seven on April 22, 1997. (4)

10.24	Note Payable to Charles Seven on April 24, 1997. (4)

10.25	Note Payable to Charles Seven on May 14, 1997. (4)

10.26	Note Payable to Charles Seven on May 2, 1997. (4)

10.27	Note Payable to Charles Seven on August 12, 1997. (4)

10.28	Note Payable to Charles Seven on August 23, 1997. (4)

10.29	Note Payable to Charles Seven on August 28, 1997. (4)

10.30	Note Payable to Charles Seven on October 17, 1996. (4)

ITEM 13.  EXHIBITS, CONTINUED

10.31	Subordinated Secured Convertible Promissory Note, Pledge Agreement, Continuing Guaranty, and Common Stock Purchase Warrant, dated December 20, 2007. (7)

10.32	Subordinated Secured Promissory Note, Pledge Agreement, and Continuing Guaranty, dated February 15, 2008. (7)

10.33	Subsidiary Stock Purchase Agreement Transworld Benefits Inc, dated July 1, 2007. (7)

10.34	Asset Purchase Agreement with Stuart Graham, dated March 1, 2008. (7)

23	Auditor's Consent

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

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

(5)  Incorporated  by  reference  to  our Form 8-K filed with the Securities and Exchange  Commission  on  October  15,  2002.

(6)  Incorporated by reference to our Form 10-QSB/A filed with the Securities and Exchange  Commission  on  February  27,  2003.

(7)  Incorporated  by  reference  to  our June 2006 Form 10-KSB  filed with the Securities and Exchange  Commission  on  April 30, 2007.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(a) We were billed $27,500 for the fiscal year ended June 30, 2007 for professional services rendered by the principal accountant for the audit of the our annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings. These services also included audits of significant acquisition of the company and review of the quarterly financial statements of the Company's acquiree.

(b) We were billed $0 for the fiscal years ended June 30, 2007 for assurance and related services rendered by the principal accountant related to the audit or review of the our financial statements, not included in paragraph (a) above.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES, CONTINUED

(c) We were billed $0 for the fiscal years ended June 30, 2007 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

(d) We were billed $0 for the fiscal years ended June 30, 2007 for professional services rendered by the principal accountant for consents issued in connection with registration statements. There were no other professional services rendered by our principal accountant during the last two fiscal years that were not included in paragraphs (a), (b) or (c) above.

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