Form 10QSB
period 2006-03-31
TRANSWORLD BENEFITS INTERNATIONAL INC
filed 2008-08-04
CIK 1107445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      Comprehensive filing for the quarterly periods within the fiscal years ended June 30, 2005 and 2006

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________
Commission file number ________________________________

Commission File No. 000-32673

TRANSWORLD BENEFITS INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

California	98-0218912
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4675 MacArthur Court, Suite 550, Newport Breach, California 92660
(Address of Principal Executive Offices)

(949) 851-7775
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

Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Not Applicable      Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes common equity, as of the latest practical date: June 1, 2008: 99,960,362 shares of common stock outstanding, $0.001 par value.

Transitional small business disclosure format (check one):        Yes ☒  No ☐

Part I-- FINANCIAL INFORMATION

      Item 1. Financial Statements                                                                                                                                                                                                           4

  Unaudited Condensed Consolidated Balance Sheets at September 30,  2005 and 2004.
  Unaudited Condensed Consolidated Statements of Operations for the  Three Months Ended September 30, 2005 and 2004.
  Unaudited Condensed Consolidated Statements of Cash Flow for the  Three Months Ended September 30, 2005 and 2004.

  Unaudited Condensed Consolidated Balance Sheets at December 31,  2005 and 2004.
  Unaudited Condensed Consolidated Statements of Operations for the  Six Months Ended December 31, 2005 and 2004.
  Unaudited Condensed Consolidated Statements of Operations for the  Three Months Ended December 31, 2005 and 2004.
  Unaudited Condensed Consolidated Statement of Cash Flow for the Six  Months Ended December 31, 2005 and 2004.

  Unaudited Condensed Consolidated Balance Sheets at March 31, 2006  and 2005.
  Unaudited Condensed Consolidated Statement of Operations for the  Nine Months Ended March 31, 2006 and 2005.
  Unaudited Condensed Consolidated Statement of Operations for the  Three Months Ended March 31, 2006 and 2005.
  Unaudited Condensed Consolidated Statement of Cash Flow for the  Nine Months Ended March 31, 2006 and 2005.

      Item 2. Management's Discussion and Analysis of Financial Condition                                                                                                                                31

      Item 3. Controls and Procedures                                                                                                                                                                                                    34

Part II-- OTHER INFORMATION

      Item 1. Legal Proceedings                                                                                                                                                                                                               35

      Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                                                                                                                     36

      Item 4. Submission of Matters to a Vote of Security Holders                                                                                                                                                   38

      Item 5. Other Information                                                                                                                                                                                                                38

      Item 6. Exhibits                                                                                                                                                                                                                                  38

Item 1. Financial Statements

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheets
As of September 30, 2005 and 2004
(Unaudited)

	September 30,
	2005	2004

Total assets	$0	$0

Liabilities and stockholders’ deficiency

Current liabilities:
Accounts payable and accrued expenses	$260,894	$226,528
Accrued consulting and related	279,058	229,708
Accounts payable to related parties	1,317,717	966,666
Advances from related parties	109,500	159,500
Notes payable to related party	154,067	154,067
Accrued interest on notes payable to related party	96,711	79,764
Advances payable	27,000	72,000
Accrued interest on convertible debenture	36,828	21,328
Accrued liability related to warrants and stock purchase rights	-_	1,000
	2,281,775	1,910,561
Convertible debenture, net of unamortized debt discount	184,418	138,183

Total liabilities	2,466,193	2,048,744

Stockholders’ deficiency:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 35,069,898 shares issued and outstanding at September 30, 2005 and 2004	35,070	35,070
Additional paid-in capital	1,720,908	1,720,908
Accumulated deficit	(4,222,171)	(3,804,722)
Total stockholders’ deficiency	(2,466,193)	(2,048,744)

Total liabilities and stockholders’ deficiency	$0_	$0

The accompanying notes are an integral part of these unaudited consolidated financial statements

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Operations
For the Three Months Ended September 30, 2005 and 2004 and Cumulative
Amounts from Inception September 16, 1996 through September 30, 2005
(Unaudited)

			Cumulative
	Three Months Ended Sept 30,		Amounts From
	2005	2004	Inception

Revenues	$0	$0	$0
General and administrative expenses	69,638	56,229	4,535,375
Loss before other income (expense)	(69,638)	(56,229)	(4,535,375)

Other income (expense):
Other income	-	-	8,902
Gain on settlement of debt	-	-	189,024
Gain on decrease in fair value of warrants and stock purchase rights liabilities		7,000	475,510
Interest expense, net	(15,471)	(28,599)	(360,232)

Net income (loss)	(85,109)	(77,828)	(4,222,171)

Beginning of period accumulated deficit	(4,137,062)	(3,726,894)	-

End of period accumulated deficit	$(4,222,171)	$(3,804,722)	$(4,222,171)

Loss per share: Basic and diluted	$(0.002)	$(0.002)

Weighted average number of shares outstanding: Basic and diluted	35,069,898	35,069,898

The accompanying notes are an integral part of these unaudited consolidated financial statements

TransWorld Benefits International, Inc. and Subsidiary
(Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended September 30, 2005 and 2004 and Cumulative
Amounts from Inception September 16, 1996 through September 30, 2005
(Unaudited)

	Three Months Ended September 30,		Cumulative Amounts from
	2005	2004	Inception
Cash flows from Operating Activities:
Net (loss)	$(85,109)	$(77,828)	$(4,222,171)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization of deferred financing costs	7,153	20,841	184,417
Stocks and warrants issued for services and debt	-	-	1,763,309
(Gain) on settlement of debt	-	-	(202,024)
Subscription receivable exchanged for services	-	-	20,000
(Gain) on decrease in value of warrants and stock purchase rights liabilities	-	(7,000)	(475,510)
Changes in operating assets and liabilities, net of effects of merger:
Accounts payable and accrued expenses	-	-	541,302
Accrued consulting and related	8,292	18,750	(150,298)
Accounts payable to related parties	61,906	37,479	1,317,717
Accrued interest on notes payable related party	3,883	3,883	96,712
Accrued interest on convertible debenture	3,875	3,875	36,829

Net cash (used in) Operating Activities	0	0	(1,089,717)

Cash flows from Investing Activities:
Payments received on notes receivable related party	0	0	205,400
Cash flows from Financing Activities:
Proceeds from advances payable	-	-	89,500
Repayments to advances payable	-	-	(62,500)
Proceeds from convertible debenture	-	-	193,750
Proceeds from common stock issuance	-	-	400,000
Advances from related parties	-	-	159,500
Repayments to related parties			(50,000)
Proceeds from notes payable related party	-	-	154,067

Net cash provided by Financing Activities	0	0	884,317

Net change in cash	0	0	0

Cash, beginning of period	0	0	0

Cash, end of period	$0	$0	$0

The accompanying notes are an integral part of these unaudited consolidated financial statements.

  TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flow, Continued
Supplemental disclosure of cash flow information:

	For the Quarters Ended September 30,
	2005	2004
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental schedule of non-cash, investing and financing activities:

None

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheets
As of December 31, 2005 and 2004
(Unaudited)

	December 31,
	2005	2004
Total assets	$0	$0

Liabilities and stockholders’ deficiency

Current liabilities:
Accounts payable and accrued expenses	$240,154	$231,292
Accrued consulting and related	301,340	248,458
Accounts payable to related parties	1,385,712	1,004,663
Advances from related parties	109,500	159,500

Notes payable to related party	154,067	154,067
Accrued interest on notes payable related party	100,595	83,647
Advances payable	27,000	72,000
Accrued interest on convertible debenture	40,703	25,203
Accrued liability related to warrants and stock purchase rights	-	-
	2,359,071	1,978,830
Convertible debenture, net of unamortized debt discount	191,573	159,024
Total liabilities	2,550,644	2,137,854

Stockholders’ deficiency:
Preferred stock, $0.001 pare value; 5,000,000 shares authorized; no shares issued and outstanding	-	-

Common stock, $0.001 par value; 100,000,000 shares authorized; 35,069,898 shares issued and outstanding at December 31, 2005 and 2004	35,070	35,070
Additional paid-in capital	1,720,908	1,720,908
Accumulated deficit	(4,306,622)	(3,893,832)
Total stockholders’ deficiency	(2,550,644)	(2,137,854)

Total liabilities and stockholders’ deficiency	$0	$0

The accompanying notes are an integral part of these unaudited consolidated financial statements

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Operations
For the Six Months Ended December 31, 2005 and 2004 and Cumulative
Amounts from Inception September 16, 1996 through December 31, 2005
(Unaudited)
	Six Months Ended December 31,		Cumulative Amounts From
	2005	2004	Inception

Revenues	$0	$0	$0
General and administrative expenses	138,616	117,739	4,604,353
Loss before other income (expense)	(138,616)	(117,739)	(4,604,353)

Other income (expense):
Other income	-	-	8,902
Gain on settlement of debt	-	-	189,024
Gain on decrease in fair value of warrants and stock purchase rights liabilities	-	8,000	475,510
Interest expense, net	(30,944)	(57,199)	(375,705)

Net (loss)	(169,560)	(166,938)	(4,306,622)

Beginning of period accumulated deficit	(4,137,062)	(3,726,894)	-

End of period accumulated deficit	$(4,306,622)	$(3,893,832)	$(4,306,622)

Loss per share: Basic and diluted	$(0.005)	$(0.005)

Weighted average number of shares outstanding: Basic and diluted	35,069,898	35,069,898

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Operations
For the Three Months Ended December 31, 2005 and 2004 and Cumulative
Amounts from Inception September 16, 1996 through December 31, 2005
(Unaudited)
	Three Months Ended December 31,		Cumulative Amounts From
	2005	2004	Inception

Revenues	$0	$0	$0
General and administrative expenses	68,978	61,510	4,604,353
Loss before other income (expense)	(68,978)	(61,510)	(4,604,353)

Other income (expense):
Other income	-	-	8,902
Gain on settlement of debt	-	-	189,024
Gain on decrease in fair value of warrants and stock purchase rights liabilities	-	1,000	475,510
Interest expense, net	(15,473)	(28,600)	(375,705)

Net (loss)	(84,451)	(89,110)	(4,306,622)

Beginning of period accumulated deficit	(4,222,171)	(3,804,722)	-

End of period accumulated deficit	$(4,306,622)	$(3,893,832)	$(4,306,622)

Loss per share: Basic and diluted	$(0.002)	$(0.003)

Weighted average number of shares outstanding: Basic and diluted	35,069,898	35,069,898

The accompanying notes are an integral part of these unaudited consolidated financial statements

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended December 31, 2005 and 2004 and Cumulative
Amounts from Inception September 16, 1996 through December 31, 2005
(Unaudited)

	Six months Ended December 31,		Cumulative Amounts From
	2005	2004	Inception
Cash flows from Operating Activities:
Net (loss)	$(169,560)	$(166,938)	$(4,306,622)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization of deferred financing costs	14,309	41,681	191,572
Stocks and warrants issued for services and debt	-	-	1,763,309
(Gain) on settlement of debt	-	-	(202,024)
Subscription receivable exchanged for services	-	-	20,000
(Gain) on decrease in value of warrants and stock purchase rights liabilities		(8,000)	(475,510)
Changes in operating assets and liabilities, net of effects of merger:
Accounts payable and accrued expenses	(20,740)	4,764	520,563
Accrued consulting and related	30,573	37,500	(128,016)
Accounts payable to related parties	129,901	75,476	1,385,712
Accrued interest notes payable to a related party	7,767	7,767	100,596
Accrued interest convertible debenture	7,750	7,750	40,703

Net cash (used in) Operating Activities	0	0	(1,089,717)

Cash flows from Investing Activities:

Payments received on related party notes receivable	-	-	205,400
Cash flows from Financing Activities:
Proceeds from advances payable	-	-	89,500
Repayments on advances payable	-	-	(62,500)
Proceeds from convertible debenture	-	-	193,750
Proceeds from common stock issuances	-	-	400,000
Advances from related parties	-	-	159,500
Repayments to related parties	-	-	(50,000)
Proceeds from a related party notes payable	-	-	154,067
Net cash provided by Financing Activities	0	0	884,317

Net change in cash	0	0	0
Cash, beginning of period	0	0	0

Cash, end of period	$0	$0	$0

The accompanying notes are an integral part of these unaudited consolidated financial statements

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flow, Continued

Supplemental disclosure of cash flow information:

	Six Months Ended December 31,
	2005	2004
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental schedule of non-cash, investing and financing activities:

none

The accompanying notes are an integral part of these unaudited consolidated financial statements

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheets
As of March 31, 2006 and 2005
(Unaudited)

	March 31,
	2006	2005

Total assets	$0	$0

Liabilities and Stockholders’ deficiency

Current liabilities:
Accounts payable and accrued expenses	$240,155	$231,292
Accrued consulting and related	335,840	269,498
Accounts payable to related parties	1,404,183	1,049,093
Advances from related parties	109,500	159,500

Notes payable to related party	154,067	154,067
Accrued interest on notes payable to related party	104,394	88,628
Advances payable	27,000	72,000
Accrued interest convertible debenture	44,577	29,078
Accrued liability related to warrants and stock purchase rights liabilities	-	-
	2,419,716	2,053,156
Convertible debenture, net of unamortized debt discount	183,750	170,188

Total liabilities	2,603,466	2,223,344

Stockholders’ deficiency:
Preferred stock, $0.001 pare value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 35,069,898 shares issued and outstanding at March 31, 2006 and 2005	35,070	35,070
Additional paid-in capital	1,730,908	1,720,908
Accumulated deficit	(4,369,444)	(3,979,322)

Total stockholders’ deficiency	(2,603,466)	(2,223,344)

Total liabilities and stockholders’ deficiency	$0	$0

The accompanying notes are an integral part of these unaudited consolidated financial statements

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Operation
For the Nine Months Ended March 31, 2006 and 2005 and Cumulative
Amounts from Inception September 16, 1996 through March 31, 2006
(Unaudited)

	Nine Months Ended March 31,		Cumulative Amounts From
	2006	2005	Inception

Revenues	$0	$0	$0
General and administrative expenses	191,588	183,209	4,657,326
Loss before other income (expense)	(191,588)	(183,209)	(4,657,326)

Other income (expense):
Other income	-	-	8,902
Gain on settlement of debt	-	-	189,024
Gain on decrease in value of warrants and stock purchase rights liabilities	-	8,000	475,510
Interest expense, net	(40,794)	(77,219)	(385,554)

Net (loss)	(232,382)	(252,428)	(4,369,444)

Beginning of period accumulated deficit	(4,137,062)	(3,726,894)	-

End of period accumulated deficit	$(4,369,444)	$(3,979,322)	$(4,369,444)

Loss per share: Basic and dilute	$(0.007)	$(0.007)

Weighted average number of shares outstanding: Basic and diluted	35,069,898	35,069,898

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2006 and 2005 and Cumulative
Amounts from Inception September 16, 1996 through March 31, 2006
(Unaudited)

	Three Months Ended March 31,		Cumulative Amounts From
	2006	2005	Inception

Revenues	$0	$0	$0
General and administrative expenses	52,972	65,470	4,657,326
Loss before other income (expense)	(52,972)	(65,470)	(4,657,326)

Other income (expense):
Other income	-	-	8,902
Gain on settlement of debt	-	-	189,024
Gain on decrease in value of warrants and stock purchase rights liabilities	-	-	475,510
Interest expense, net	(9,850)	(20,020)	(385,554)

Net (loss)	(62,822)	(85,490)	(4,369,444)

Beginning of period accumulated deficit	(4,306,622)	(3,893,832)	-

End of period accumulated deficit	$(4,369,444)	$(3,979,322)	$(4,369,444)

Loss per share: Basic and diluted	$(0.002)	$(0.002)

Weighted average number of shares outstanding: Basic and diluted	35,069,898	35,069,898

The accompanying notes are an integral part of these unaudited consolidated financial statements

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended March 31, 2006 and 2005 and Cumulative
Amounts from Inception September 16, 1996 through March 31, 2006
(Unaudited)

	Nine Months Ended March 31,		Cumulative Amounts From
	2006	2005	Inception

Cash flows (used in) Operating Activities:
Net (loss)	$(232,382)	$(252,428)	$(4,369,444)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:

Amortization of deferred financing costs	16,486	52,845	193,750
Stocks and warrants issued for services and debt	-	-	1,763,309
(Gain) of settlement of debt			(202,024)
Subscription receivable exchanged for services	-	-	20,000
(Gain) on decrease in value of warrants and stock purchase rights liabilities	-	(8,000)	(475,510)
Changes in operating assets and liabilities, net of effects of merger:
Accounts payable and accrued expenses	(20,739)	4,764	520,562
Accrued consulting and related	65,073	58,540	(93,516)
Accounts payable to related parties	148,372	119,906	1,404,183

Accrued interest on notes payable to related party	11,566	12,748	104,395
Accrued interest on convertible debenture	11,624	11,625	44,578

Net cash (used in) Operating Activities	0_	0_	(1,089,717)

Cash flows from Investing Activities:

Payments received on related party notes receivable	0_	0_	205,400
Cash flows from Financing Activities:
Proceeds from advances payable	-	-	89,500
Repayments to advances payable	-	-	(62,500)
Proceeds from convertible debenture	-	-	193,750
Repayments to convertible debenture	(10,000)	-	(10,000)
Payment of debt by related party	10,000		10,000

Proceeds from common stock issuance	-	-	400,000
Advances from related parties	-	-	159,500
Repayments to related parties	-	-	(50,000)
Proceeds from a related party notes payable	-_	-_	154,067

Net cash provided by Financing Activities	0_	0	884,317

Net change in cash	0	0	0

Cash, beginning of period	0_	0_	0_

Cash, end of period	$0_	$0_	$0

The accompanying notes are an integral part of these unaudited consolidatedfinancial statements

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flow, Continued

Supplemental disclosure of cash flow information:

	For the Nine Months Ended March 31,
	2006	2005
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental schedule of non-cash, investing and financing activities:

None

The accompanying notes are an integral part of these unaudited consolidated financial statements

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
For the Periods Ended September 30, 2004 through March 31, 2006 and
Cumulative Amounts from Inception September 16, 1996 through March 31, 2006
(Unaudited)

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements of TransWorld Benefits International, Inc. and subsidiary have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-QSB. Accordingly, they do not include certain information and disclosures required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature.

These statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's comprehensive filing of Form 10-KSB for the years ended June 30, 2006, 2005, and 2004. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in Note 1 to the consolidated financial statements in the Company's Form 10-KSB.

NOTE 2. ORGANIZATION AND BACKROUND

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

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
For the Periods Ended September 30, 2004 through March 31, 2006 and
Cumulative Amounts from Inception September 16, 1996 through March 31, 2006
(Unaudited)

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Accounts payable to related parties

In 1999 the Company entered into a due on demand convertible promissory note at 8% per annum with the Company's majority stockholder. The initial amount was for $1,500 with additional amounts advanced thereafter in accordance with the terms of the note. The principal and accrued interest were convertible at any time into shares of the Company's common stock at a conversion price equal to the lesser of $1.00 per share or such lower price as determined by the Board of Directors of the Company. In October 2001, the stockholder agreed to relinquish its conversion right and any accrued and unpaid interest (which was approximately $42,000 as of  October 2001), and reclassify the outstanding principal balance to accounts payable to related parties in the accompanying consolidated balance sheet. The balance is $560,318 from June 30, 2004 through June 30, 2006.

Payments for additional Company expenses and loans to the Company were made by our majority stockholder from 2003 forward. Payments for Company expenses amounted to general and administrative expenses of approximately $297,000 and $210,000 for the years ended June 30, 2005 and 2006, respectively.

The following table presents the quarterly balances in Accounts payable to related parties:

March 31, 2005	December 31, 2004	September 30, 2004
$1,049,093	$1,004,663	$966,666

March 31, 2006	December 31, 2005	September 30, 2005
$1,404,183	$1,385,712	$1,317,717

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
For the Periods Ended September 30, 2004 through March 31, 2006 and
Cumulative Amounts from Inception September 16, 1996 through March 31, 2006

Advances from Related Parties

From 2001 through 2003, the Company received non-interest bearing, due on demand advances of $15,000, $124,000 and $33,000, respectively, from related parties to fund its operating expenses. The Company made payments on these advances of $50,000 during 2005.

The following table presents the quarterly balances in Advances from related parties:

March 31, 2005	December 31, 2004	September 30, 2004
$159,500	$159,500	$159,500

March 31, 2006	December 31, 2005	September 30, 2005
$109,500	$109,500	$109,500

Notes Payable and Accrued Interest on Notes Payable to a Related Party

In 1996 and 1997, the Company entered into due on demand unsecured promissory notes at 10% per annum simple interest with its majority shareholder. The Company amended the interest calculation to annual compounding commencing July 1, 2003. The Company has paid no interest since June 30, 2003. There has been no change in the principal note balance of $154,067 since 1997.

The following table presents the quarterly balances in Accrued interest on notes payable to a related party:

March 31, 2005	December 31, 2004	September 30, 2004
$88,628	$83,647	$79,764

March 31, 2006	December 31, 2005	September 30, 2005
$104,394	$100,595	$96,711

NOTE 4 - CONVERTIBLE DEBENTURE

On January 29, 2003 (as amended on August 14, 2003) the Company entered into a Securities Purchase Agreement (the "Agreement") with La Jolla Cove investors, Inc. ("La Jolla"), pursuant to which the Company issued an 8% convertible debenture in the amount of $300,000 (the "Convertible Debenture"). The Convertible Debenture was due on January 29, 2005. The Company received $163,750 and $30,000 of the principal amount of the Convertible Debenture in January 2003 and January 2004, respectively.  In connection with the Agreement, the Company issued La Jolla a warrant for the purchase of 1,500,000 shares of common stock at $1.00 per share, which expired unexercised on January 29, 2006.  Provided the Company obtained additional financing from a third party of at least $1,000,000 by July 29, 2003, the Company had the right to reject La Jolla's request to exercise all or any portion of the warrant. This did not occur and the warrant terms were in full force and effect.  Pursuant to the terms of the Agreement, La Jolla shall simultaneously  with  the  conversion of the Convertible Debenture at

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
For the Periods Ended September 30, 2004 through March 31, 2006 and
Cumulative Amounts from Inception September 16, 1996 through March 31, 2006
(Unaudited)

any time, exercise the warrant at the rate of at least 5 times the dollar amount of the debenture being converted.

The terms of the Agreement permit La Jolla to convert the Convertible Debenture into common shares of the Company at any time during the term of the Agreement. The number of shares issued upon conversion of the debenture is equal to the following: the dollar amount of the debenture being converted (a maximum of $300,000), multiplied by 6, minus the product of the Conversion Price (which is the lesser of $0.20 or 80% of the lowest market rate over the previous 20 trading days, less 3% for every month or partial month following June 8, 2003, until the registration statement is declared effective) multiplied by 5 times the amount of the debenture being converted, and the entire result shall be divided by the Conversion Price.  In connection with the Agreement, the Company is required to register the sale of the underlying common stock to be issued upon conversion of the Convertible Debenture.  Upon the effective date of the registration statement, the Company will receive any balance due on the Convertible Debenture.  Thirty days following the effective date of the registration statement, the Company has the right to  cause La Jolla to convert up to 10% of the Convertible
Debenture and exercise up to $150,000 of the warrant per month.  As of September 11, 2003, the registration statement was cancelled.

As  the  Convertible  Debenture  allows  La  Jolla  to  convert  the outstanding principal amount into shares of the Company's common stock at a price below fair value at the time of conversion, the Company has recorded a beneficial conversion feature in the amount of $108,600.  This amount computed pursuant to the Black Scholes pricing model under Statement of Financial Accounting  Standards  ("SFAS") No. 123, has been recorded as a debt discount and is being amortized as interest expense over the life of the Convertible Debenture. The debt discount related to the warrants issued to La Jolla of $85,150 was recorded based on the relative fair value of the debt and warrants computed pursuant to the Black Scholes pricing model under Statement of Financial Accounting  Standards  ("SFAS") No. 123 as a debt discount and will be amortized as interest expense over the remaining life of the Convertible Debenture.

The following table presents the quarterly amortized debt discount recorded as interest expense:

March 31, 2005	December 31, 2004	September 30, 2004
$11,164	$20,841	$20,841

March 31, 2006	December 31, 2005	September 30, 2005
$2,177	$7,154	$7,154

A Put and Call agreement related to the Convertible Debenture was entered into between three related parties of the Company and La Jolla. The agreement obligated La Jolla to sell shares of stock during a ‘call period’ and obligated the related parties to purchase shares of stock during a ‘put period’.  The shares of Stock could be either the shares that would be obtained by La Jolla through the conversion or could be the shares obtained through the actual exercise of the warrant if the conversion occurred. Pursuant to La Jolla’s rights in the Put & Call agreement, La Jolla elected to exercise its Put right and obligated the related parties to purchase the number of shares of stock that

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
For the Periods Ended September 30, 2004 through March 31, 2006 and
Cumulative Amounts from Inception September 16, 1996 through March 31, 2006
(Unaudited)

would have been obtained through conversion. The related parties did not fulfill their obligations and La Jolla filed suit in March 2005.  La Jolla received a judgment for approximately $268,000 in October, 2005.  One related party paid $68,000 in  2006 and 2007.  This related party has relinquished any rights he may have for recourse to the Company. Another related party paid approximately $200,000 in September 2006.  This related party has filed a law suit to recover this payment but the ultimate outcome is not determinable at this time.
(See Note 10 - Litigation)

NOTE 5 - ACCRUED LIABILITY RELATED TO WARRANTS AND STOCK PURCHASE RIGHTS

The Company issued warrants as part of the January 2003 Convertible Debenture Agreement and issued warrants and discounted stock purchase rights as part of a June 2003 consulting agreement with a third party. The warrants and stock purchase rights are valued using the Black-Scholes option pricing model. The initial recording of the warrants related to the Convertible Debenture credited accrued liability related to warrants and stock purchase rights in the amount of $165,000. Quarterly adjustments to the accrued liability are charged to other income (loss). The initial recording of the warrants and stock purchase rights related to the consulting agreement credited accrued liability related to warrants and stock purchase rights in the amount of $310,510. Quarterly adjustments to the accrued liability are charged to other income (loss).

The following table presents the quarterly balances in Accrued liability related to warrants and stock purchase rights:

March 31, 2005	December 31, 2004	September 30, 2004
$0	$0	$1,000

March 31, 2006	December 31, 2005	September 30, 2005
$0	0	$0

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

Common  Stock

The Company has one class of common stock, par value $0.001 per share. Each share is entitled to one vote on all matters submitted to stockholders. As of March 31, 2006, 100,000,000 common shares are authorized and 35,069,898 shares are issued and outstanding.

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
For the Periods Ended September 30, 2004 through March 31, 2006 and
Cumulative Amounts from Inception September 16, 1996 through March 31, 2006
(Unaudited)

The following is a description of the issuances of common stock since inception and other common stock information.

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

On April 29, 2003, the Company entered into a Subscription Agreement with a third party investor, pursuant to which the investor agreed to purchase 1,000,000 shares of the Company's common stock at $0.10 per share for $100,000.  If during the 90 days following the closing date, the price of the Company's common stock falls below the purchase price of $0.10, the purchase price should be adjusted to equal the lowest trading price, but not less than $0.01 per share, and the Company should issue to the investor the additional shares.  During the six months ended June 30, 2003, the Company received $66,000 for 1,320,000 shares ($0.05 per share) committed to be issued by the Company to this investor.  The Company received the $34,000 balance and the Company issued a total of 2,000,000 shares (as adjusted) of its common stock under this Subscription Agreement.

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

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
For the Periods Ended September 30, 2004 through March 31, 2006 and
Cumulative Amounts from Inception September 16, 1996 through March 31, 2006
(Unaudited)

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

Pursuant to the terms of the Engagement Agreement, the Company issued a total of 340,909 shares of its common stock, valued at $45,000 ($0.13 per share, which was the fair market value of the common stock on the date the shares were earned), related to the initial non-refundable retainer fee and the 250,000 shares upon  finalization  of  the Engagement Agreement. The Company issued 197,000 registered common shares in June 2003 at $.10 per share for a $20,000 subscription receivable pursuant to the right to purchase up to $300,000 of the Company's common stock at a 30% discount. During the three months ended September 30, 2003, the Company issued an additional 194,094 registered common shares for $8,000 at an average price of $0.07 per share pursuant to the same 30% discount provision.  The monthly retainers in August and September 2003 totaling $20,000 were paid with 288,115 registered common shares at an average price of $0.08 per share.

On July 17, 2003, the Company adopted a stock incentive plan that authorized the issuance of 6,000,000 shares of the Company's registered common stock. Options will vest at the discretion of the Board of Directors as determined at the grant date and the 2003 Plan terminates on July 1, 2013.

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

See Note 9 - Subsequent Events for additional issuances of common shares.

NOTE 7 - BASIC AND DILUTED LOSS PER COMMON SHARE

The following table presents the components and the calculation of basic and diluted loss per common share at each quarter end:

	Quarter ended Mar 31, 2005	Quarter ended Dec 31, 2004	Quarter ended Sept 30, 2004

Numerator - net income (loss)	$(85,490)	$(89,110)	$(77,828)
Denominator - weighted average shares basic and diluted	35,069,898	35,069,898	35,069,898
Income (loss) per common share	$(0.002)	$(0.003)	$(0.002)

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
For the Periods Ended September 30, 2004 through March 31, 2006 and
Cumulative Amounts from Inception September 16, 1996 through March 31, 2006
(Unaudited)

	Quarter ended Mar 31, 2006	Quarter ended Dec 31, 2005	Quarter ended Sept 30, 2005

Numerator - net (loss)	$(62,822)	$(84,451)	$ 85,109
Denominator - weighted average shares basic and diluted	35,069,898	35,069,898	35,069,898
(Loss) per common share	$(0.002)	$(0.002)	$(0.002)

	Six months end Dec 31, 2005	Six months end Dec 31, 2004

Numerator - net (loss)	$(169,560)	$(166,938)
Denominator - weighted average shares basic and diluted	35,069,898	35,069,898
(Loss) per common share	$(0.005)	$(0.005)

	Nine months end March 31, 2006	Nine months end March 31, 2005

Numerator - net (loss)	$(232,382)	$(252,428)
Denominator - weighted average shares basic and diluted	35,069,898	35,069,898
(Loss) per common share	$(0.007)	$(0.007)

NOTE 8 - LEGAL PROCEEDINGS

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

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
For the Periods Ended September 30, 2004 through March 31, 2006 and
Cumulative Amounts from Inception September 16, 1996 through March 31, 2006
(Unaudited)

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

On May 26, 2007, a former executive of the Company filed suit against the Company, alleging that he is owed compensation, benefits, common stock in the Company , plus indemnification for amounts he paid to a third party financier pursuant to execution of a judgment.  The plaintiff's operative complaint asserts alleged causes of action for fraud, breach of contract, breach of fiduciary duty, indemnity, accounting, and unfair competition.  The plaintiff dismissed its case against the Company in exchange for each party paying its own legal fees.

NOTE 9 - SUBSEQUENT EVENTS

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

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
For the Periods Ended September 30, 2004 through March 31, 2006 and
Cumulative Amounts from Inception September 16, 1996 through March 31, 2006
(Unaudited)

Immediately prior to the sale, the Company contributed $1,812,617 of inter-company debt to the capital of TWBI which originated from Company issuances of stock for debt or services of TWBI.

A Form 14C was filed on July 17, 2007.  The Securities and Exchange Commission commented that the 14C would not be approved until the company became current with its filings.

Advisory Committee

In May 2007 the Company formed an Advisory Committee and issued 1,850,000 common shares at $0.005 per share for services totaling $9,250.

The Board of Advisors shall have the following general responsibilities:

(a)	Advise regarding the general policies and activities of the Companyin the area of loyalty programs and overall business and salespractices.

(b)	Advise on the design and effectiveness of programs, products and services of the Company.

(c)	Advise on the programs, products and services of competitors and potential customers of the Company to identify strategic and marketplace opportunities for the Company and its products and services.

(d)	Review and advise regarding the Company’s general business and financial policies and procedures.

(e)	Assist in public relations.

(f)	Make recommendations about potential market opportunities to explore and sales opportunities to pursue.

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

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
For the Periods Ended September 30, 2004 through March 31, 2006 and
Cumulative Amounts from Inception September 16, 1996 through March 31, 2006
(Unaudited)

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

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
For the Periods Ended September 30, 2004 through March 31, 2006 and
Cumulative Amounts from Inception September 16, 1996 through March 31, 2006
(Unaudited)

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

ChatStat Letter of Intent

The Company executed a letter of intent in September 2007 which has been amended at various times thru June 2008 to purchase assets of ChatStat Technologies, Inc. (“ChatStat”).  The terms of the offer upon satisfactory review of all due diligence by the Company: 6,000,000 shares of common stock; an additional performance based 4,000,000 common shares in increments of 800,000 shares for achieving certain benchmarks; and approximately $468,000.

ChatStat provides every website owner and eCommerce store with live customer interaction via instant messaging utilizing all IM platforms, tracking technology, web analytics, multilingual language translation, VoIP, and patented moving graph display software.  ChatStat also has a patent pending technology on a method and system for Computer Spam elimination, in addition, ChatStat has technology that provides public conference rooms with capability for language translation between all participants in real time with GEO-location of participants.

Loans and Marketing Agreement

On December 19, 2007, the Company borrowed $250,000 and executed a Subordinated Secured Convertible Promissory Note with a company. (See exhibit 10.31) As part of the transaction, the Company entered into a marketing agreement with a firm related to the lender, Card Flex, a virtual bank pay card. If the Company sells the Card flex program to individuals, it will receive $1,250,000 of additional

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
For the Periods Ended September 30, 2004 through March 31, 2006 and
Cumulative Amounts from Inception September 16, 1996 through March 31, 2006
(Unaudited)

borrowings at $4.50 per card. The company will also receive income of approximately $2 per month per card. All borrowings are guaranteed by the Company’s majority shareholder. The note bears interest at 8% per annum, due quarterly, and matures December 22, 2010. However, the note becomes due April 20, 2008 if the Company fails to sell 100,000 Flex Cards by that date. The Company has not sold the required 100,000 Flex cards as of April 20, 2008 and is in the process of obtaining a 90 day extension. The note balance is convertible into the Company’s common stock at $0.25 per share at any time prior to the maturity date. The company also received warrants for 500,000 shares of common stock at $0.25 per share exercisable through April 20, 2010.

On February 15, 2008, the Company borrowed and executed a Subordinated Secured Promissory Note for $200,000 from an individual. (See Exhibit 10.32) The note bears interest at 10% per annum, payable quarterly, and matures August 1, 2008. As inducement to make the loan, the individual received 500,000 shares of the Company’s common stock. All borrowings are guaranteed by the Company’s majority shareholder.

Office Lease

On April 19, 2007, the Company signed an operating sublease for six months at 4675 MacArthur Court, Suite 550, Newport Beach, CA.  The sublease was extended on November 1, 2007 through the end of March 2008.  The lease terms are $5750 a month for 4 offices, approximately 1,000 square feet with furnishings.

Item 2. Management's Discussion and Analysis

Management’s discussion and analysis (“MD&A”) provides supplemental information which sets forth the major factors that have affected the Company’s financial condition and results of operations and should be read in conjunction with the Unaudited Consolidated Financial Statements and related notes.  The MD&A is divided into subsections entitled “Forward Looking Information”, “Development Stage Business Plans”, “Results of Operations”, and “Liquidity and Capital Resources”.

Forward Looking Information

This quarterly report on Form 10-QSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, the Company may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to company and industry trends, future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management. These statements are often identified by the use of words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," and similar expressions or variations. These statements are based on the beliefs and assumptions of the management of the Company based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward looking statements. We

Item 2. Management's Discussion and Analysis, Continued

caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Business  Strategy.  We will employ the following business strategies and goals:

-  Bundle  living  benefits  and repatriation services to customer driven time frames
-  Leverage  sales  effort  through strategic alliances with established sales organizations  serving  primary  markets

-  Offer  exceptional  value,  being  the low cost provider whenever possible

-  Become the "brand name" for Emergency Travel Assistance Programs worldwide

-  Offer  cooperative  advertising  funds  to  expedite  market penetration.

-  Develop  Emergency  Travel  Assistance  products  for emerging markets, and distribution  channels,  such  as  the  internet

-  Hire,  motivate,  and  retain  top  quality  sales  and marketing personnel influence"  sales  and  marketing  personnel

-  Provide  product  enhancement  on  a  regular  basis

-  Use  technology  to  lower product costs - becoming a virtual organization

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

Item 2. Management's Discussion and Analysis, Continued

We will continue detailed research on current and future products, thereby offering exceptional value, and in most cases, being the lowest cost provider of these services. When funded, we are projecting a substantial advertising budget, cooperative advertising program, and media discount opportunities, and we believe this will position us as the "brand name" in the Emergency Travel Insurance business. Our advertising programs will target the consumer from this When position of strength, generating leads for our wholesale partners, with whom we will be developing strategic alliances for quick product rollout.

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

Results of Operations

For the quarters ended September 30, 2004 thru March 31, 2006 the Company was in its developmental stage and entirely dependent on financing through loans from its majority shareholder or through investor financing. Accordingly, general and administrative expenses fluctuated directly with the availability of funds and increases or reductions were entirely attributable to this. During the quarters ended September 30, 2004 through March 31, 2005 the general and administrative expenses ranged from approximately $56,000 to $66,000. During the quarters ended September 30, 2005 through March 31, 2006 the general and administrative expenses ranged from approximately $53,000 to $70,000. The majority of expenses were for consultants, professional fees, travel, and office leases. Before any revenues are earned we expect to incur substantial expenses to further develop our business plan. We need additional loans and investments in the near future to have the opportunity to achieve our business plan in a timely manner.

Liquidity and Capital Resourses

We had $0 in cash and a working capital deficit of approximately $2,420,000 at March 31, 2006.  We are a development stage Company and have earned no revenues since inception.

We do not currently have any material commitments for capital expenditures in the short term other than those incurred in the ordinary course of business.

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

Item 2. Management's Discussion and Analysis, Continued

funds to pay for our basic expenses, but this will not meet our cash requirements to market according to our business plan. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate additional capital in the near term.

Item 3. Controls and Procedures

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

On or about  July 23, 2007, an individual hired to perform accounting and other services for the Company on a contract basis filed a claim for unpaid wages in front of the labor board. Said individual obtained an award against TWBI from the

PART II. OTHER INFORMATION - ITEM 1.  LEGAL PROCEEDINGS, CONTINUED

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

On May 26, 2007, a former executive of the Company filed suit against the Company, alleging that he is owed compensation, benefits, common stock in the Company , plus indemnification for amounts he paid to a third party financier pursuant to execution of a judgment.  The plaintiff's operative complaint asserts alleged causes of action for fraud, breach of contract, breach of fiduciary duty, indemnity, accounting, and unfair competition.  The plaintiff dismissed its case against the Company in exchange for each party paying its own legal fees.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

PART II. OTHER INFORMATION - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, Continued

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

ii)  a monthly retainer thereafter of $10,000 payable in cash or in    registered  common  stock for the term of the Engagement Agreement;

iii) 250,000 unrestricted shares of the Company's common stock upon acceptance of the Engagement Agreement;

iv)  a warrant to purchase 250,000 shares of the Company's common stock upon acceptance of the Engagement  Agreement, exercisable for five years at an exercise price equal to 110% of the Company's closing price on the date of the Engagement Agreement; and

v)   a right to purchase up to $300,000 of the Company's unrestrictedcommon stock at a price equal to a 30% discount to the closing bidprice of the Company's common stock as of the date of exercise.

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

See Note 11 - Subsequent Events for additional issuances of unregistered sales of equity securities.

All of the proceeds from all of the unregistered sales of equity securities have been used in the development stage of the Company to further accomplish its business plan and to start earning revenues.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

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

PART II. OTHER INFORMATION – Item 6. Exhibits, Continued

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

10.27  Note Payable to Charles Seven on August 12, 1997. (4)

10.28  Note Payable to Charles Seven on August 23, 1997. (4)

10.29  Note Payable to Charles Seven on August 28, 1997. (4)

10.30  Note Payable to Charles Seven on October 17, 1996. (4)

10.31  Subordinated Secured Convertible Promissory Note, Pledge Agreement,    Continuing Guaranty, and Common Stock Purchase Warrant, dated February 15, 2008 (7)

10.32  Note Payable to John Todd, dated February 15,2008 (7)

10.33  Subsidiary Stock Purchase Agreement Transworld Benefits Inc, dated July 1, 2007 (7)

10.34  Asset Purchase Agreement with Stuart Graham, dated March 1, 2008 (7)

31.1   Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)   or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adoptedpursuant to Section 302 of the Sarbanes-Oxley Act

31.2   Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32.1    Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2    Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

PART II. OTHER INFORMATION – Item 6. Exhibits, Continued

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
(5)  Incorporated  by  reference  to  our Form 8-K filed with the Securities and Exchange  Commission  on  October  15,  2002.
(6)  Incorporated by reference to our Form 10-QSB/A filed with the Securities and Exchange  Commission  on  February  27,  2003.
(7)  Incorporated by reference to our Form 10-KSB filed with the Securitiesand Exchange  Commission  on  April 30, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

TRANSWORLD BENEFITS INTERNATIONAL, INC.

By:	/s/ Charles Seven
CHARLES SEVEN
Chief Executive Officer

Dated:	July 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Charles Seven	Chief Executive Officer	July 31, 2008
Charles Seven

/s/ Richard Diya	Chief Financial Officer	July 31, 2008
Richard Diya