Form 10QSB
period 2006-09-30
TRANSWORLD BENEFITS INTERNATIONAL INC
filed 2008-08-29
CIK 1107445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
PROCEEDINGS DURING GTHE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Not Applicable      Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes common equity, as of THE LATEST PRACTICABLE DATE: June 1, 2008: 99,960,362 shares of common stock outstanding, $0.001 par value.

Transitional small business disclosure format (check one):    Yes ☐ No ☒

Part I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Unaudited Condensed Consolidated Balance Sheets at September 30, 2006 and June 30, 2006
	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2006 and 2005
	Unaudited Condensed Consolidated Statements of Cash Flow for the Three Months Ended September 30, 2006 and 2005.

Item 2.	Management's Discussion and Analysis of Financial Condition	18

Item 3.	Controls and Procedures	21

Part II-- OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 6.	Exhibits	23

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

Transworld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
	September 30, 2006	June 30, 2006

Assets - Furniture and equipment, net of accumulated depreciation of $73	$1,670	$0
Total assets	$1,670	$0

Liabilities and stockholders’ deficiency

Current liabilities:
Accounts payable and accrued expenses	$265,223	$247,226
Accrued consulting	358,973	358,973
Accounts payable to related parties	1,451,597	1,418,986
Advances from related parties	109,500	109,500
Notes payable to related party	154,067	154,067
Accrued interest on notes payable related party	116,597	111,470
Advances payable	27,000	27,000
Accrued interest on convertible debenture	- _	47,638
	2,482,957	2,474,860
Convertible debenture payable	-_	148,750

Total liabilities	2,482,957	2,623,610

Stockholders’ deficiency:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 35,069,898 shares issued and outstanding at September 30 and June 30, 2006	35,070	35,070
Additional paid-in capital	1,965,165	1,765,908
Accumulated deficit	(4,481,522)	(4,424,588)
Total stockholders’ deficiency	(2,481,287)	(2,623,610)

Total liabilities and stockholders’ deficiency	$1,670	$0

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Transworld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations
For the Three Months Ended September 30, 2006 and 2005 And
Cumulative Amounts from Inception September 16, 1996 through September 30, 2006
(Unaudited)

			Cumulative
	Three Months Ended September 30		Amounts From
	2006	2005	Inception

Revenues	$-	$-	$-
General and administrative expenses	48,939	69,638	4,751,271
Loss before other income (expense)	(48,939)	(69,638)	(4,751,271)

Other income (expense):
Other income	-	-	8,902
Gain on settlement of debt	-	-	189,024
Gain on decrease in fair value of warrants and stock purchase rights liabilities	-	-	475,510
Interest expense, net	(7,995)	(15,471)	(403,687)

Net (loss)	(56,934)	(85,109)	(4,481,522)

Beginning of period accumulated deficit	(4,424,588)	(4,137,062)	0

End of period accumulated deficit	$(4,481,522)	$(4,222,171)	$(4,481,522)

Loss per share: Basic and diluted	$(0.002)	$(0.002)

Weighted average number of shares outstanding: Basic and diluted	35,069,898	35,069,898

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Transworld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flow
For the Three Months Ended September 30, 2006 and 2005 And
Cumulative Amounts from Inception September 16, 1996 through September 30, 2006
(Unaudited)

			Cumulative
	Three Months Ended September 30		Amounts From
	2006	2005	Inception
Cash flows from Operating Activities:
Net (loss)	$(56,934)	$(85,109)	$(4,481,522)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	73	-	73
Amortization of deferred financing costs	-	7,154	193,750
Stocks and warrants issued for services and debt	-	-	1,763,309
Gain of settlement of debt	-	-	(202,024)
Subscription receivable exchanged for services	-	-	20,000
(Gain) on decrease in fair value of warrants and stock purchase rights liabilities	-	-	(475,510)
Changes in operating assets and liabilities, net of effects of merger
Accounts payable and accrued expenses	17,997	-	545,632
Accrued consulting	-	8,292	(70,383)
Accounts payable to related parties	32,611	61,906	1,451,597
Accrued interest on notes payable related party	5,127	3,883	116,597
Accrued interest on convertible debenture	(47,638)	3,874	-

Net cash from (used in) Operating Activities	(48,764)	-_	(1,138,481)

Cash flows from Investing Activities:
Purchases of furniture and equipment	(1,743)	-	(1,743)
Payments received on related party notes receivable	-_	-_	205,400
Net cash from (used in) Investing Activities	(1,743)	-_	203,657

Cash flows from Financing Activities:
Proceeds from advances payable	-	-	89,500
Repayments to advances payable	-	-	(62,500)
Proceeds from convertible debenture	-	-	193,750
Payment of debt by related parties	199,257	-	244,257
Repayments to convertible debentures	(148,750)		(193,750)
Proceeds from common stock issuance	-	-	400,000
Proceeds from related parties	-	-	159,500
Repayments to related parties	-	-	(50,000)
Proceeds from related party notes payable	-	-	154,067
Net cash from (used in) Financing Activities	(50,507)	-	934,824

Net change in cash	-	-	-
Cash, beginning of period	-	-	-

Cash, end of period	$-	$-	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
For the Period From the Date of Inception September 16, 1996
Through September 30, 2006
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
Through September 30, 2006
(Unaudited)

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Accounts payable to related parties

In 1999 the Company entered into a due on demand convertible promissory note at 8% per annum with the Company's majority stockholder. The initial amount was for $1,500 with additional amounts advanced thereafter in accordance with the terms of the note. The principal and accrued interest were convertible at any time into shares of the Company's common stock at a conversion price equal to the lesser of $1.00 per share or such lower price as determined by the Board of Directors of the Company. In October 2001, the stockholder agreed to relinquish its conversion right and any accrued and unpaid interest (which was approximately $42,000 as of  October 2001), and reclassify the outstanding principal balance to accounts payable to related parties in the accompanying consolidated balance sheet. The balance is $560,318 as of September 30 and June 30, 2006.

Payments for additional Company expenses and loans to the Company were made by our majority stockholder from 2003 forward.

The following table presents the balances in Accounts payable to related parties:

September 30, 2006	June 30, 2006
$1,451,597	$1,418,986

Advances from Related Parties

From 2001 through 2003, the Company received non-interest bearing, due on demand advances of $15,000, $124,000 and $33,000, respectively, from related parties to fund its operating expenses. The Company made payments on these advances of 2,500 and $50,000 during 2003 and 2005, respectively.

The following table presents the balances in Advances from related parties:

September 30, 2006	June 30, 2006
$109,500	$109,500

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
For the Period From the Date of Inception September 16, 1996
Through September 30, 2006
(Unaudited)

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

The following table presents balances in Accrued interest on Notes Payable to a related party:

September 30, 2006	June 30, 2006
$116,597	$111,470

NOTE 4 - CONVERTIBLE DEBENTURE

On January 29, 2003 (as amended on August 14, 2003) the Company entered into a Securities Purchase Agreement (the "Agreement") with La Jolla Cove investors, Inc. ("La Jolla"), pursuant to which the Company issued an 8% convertible debenture in the amount of $300,000 (the "Convertible Debenture"). The Convertible Debenture was due on January 29, 2005. The Company received $163,750 and $30,000 of the principal amount of the Convertible Debenture in January 2003 and January 2004, respectively.  In connection with the Agreement, the Company issued La Jolla a three year warrant for the purchase of 1,500,000 shares of common stock at $1.00 per share, which expired unexercised on January 29, 2006.  Provided the Company obtained additional financing from a third party of at least $1,000,000 by July 29, 2003, the Company had the right to reject La Jolla's request to exercise all or any portion of the warrant. This did not occur and the warrant terms were in full force and effect.  Pursuant to the terms of the Agreement, La Jolla shall simultaneously  with  the  conversion of the Convertible Debenture at any time, exercise the warrant at the rate of at least 5 times the dollar amount of the debenture being converted.

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
Through September 30, 2006
(Unaudited)

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

A Put and Call agreement related to the Convertible Debenture was entered into between three related parties of the Company and La Jolla. The agreement obligated La Jolla to sell shares of stock during a ‘call period’ and obligated the related parties to purchase shares of stock during a ‘put period’.  The shares of Stock could be either the shares that would be obtained by La Jolla through the conversion or could be the shares obtained through the actual exercise of the warrant if the conversion occurred. Pursuant to La Jolla’s rights in the Put & Call agreement, La Jolla elected to exercise its Put right and obligated the related parties to purchase the number of shares of stock that would have been obtained thru conversion. The related parties did not fulfill their obligations and La Jolla filed suit in March 2005.  La Jolla received a judgment for approximately $268,000 in October 2005. The debenture was paid in full and the related parties and the Company received a full release of liability. One related party paid approximately $68,000 in  2006 and 2007.  This related party has relinquished any rights he may have for recourse to the Company. Another related party paid approximately $200,000 in September 2006.  This related party has filed a law suit to recover this payment but the ultimate outcome is not determinable at this time. (See Note 7 - Litigation)

NOTE 5 - STOCKHOLDERS' EQUITY

Preferred  Stock

On September 30, 2003, the Company's stockholders authorized the amending of the Articles of Incorporation to allow for the issuance of up to 5,000,000 shares of $0.001 par value preferred stock.  Shares of preferred stock may be issued in one or more classes or series at such time the Board of Directors determine.  As of September 30, 2006, there were no shares of preferred stock issued and outstanding and no classes or series have been designated by the Board of Directors.

Common  Stock

The Company has one class of common stock, par value $0.001 per share. Each share is entitled to one vote on all matters submitted to stockholders. As of September 30, 2006, 100,000,000 common shares are authorized and 35,069,898 shares are issued and outstanding.

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
Through September 30, 2006
(Unaudited)

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

On April 29, 2003, the Company entered into a Subscription Agreement with a third party investor, pursuant to which the investor agreed to purchase 1,000,000 shares of the Company's common stock at $0.10 per share for $100,000.  If during the 90 days following the closing date, the price of the Company's common stock falls below the purchase price of $0.10, the purchase price should be adjusted to equal the lowest trading price, but not less than $0.01 per share, and the Company should issue to the investor the additional shares.  During the six months ended June 30, 2003, the Company received $66,000 for 1,320,000 shares ($0.05 per share) committed to be issued by the Company to this investor. The Company subsequently received the $34,000 balance and the Company issued a total of 2,000,000 shares (as adjusted) of its common stock.

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
Through September 30, 2006
(Unaudited)

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

See Note 8 - Subsequent Events, for additional issuances of common shares.

NOTE 6 - BASIC AND DILUTED LOSS PER COMMON SHARE

The following table presents the basic  and  diluted  loss per common share at each period end:

	Three Months ended Sept 30, 2006	Three Months ended Sept 30, 2005

Numerator - net income (loss)	$(56,934)	$(85,109)
Denominator - weighted average shares basic and diluted	35,069,898	35,069,898
Income (loss) per common share	$(0.002)	$(0.002)

NOTE 7 - LITIGATION

The Company may become involved in various legal proceedings and claims which arise in the ordinary course of its business.  Management does not believe that these matters will have a material adverse effect on the Company’s financial position or results of operations.

On or about February 25, 2004, a firm who leased office space to the Company filed an unlawful detainer lawsuit in the Superior Court of California, County of Orange, against TWBI.  On or about July 14, 2004, the lessor obtained a judgment against the TWBI for $102,580 for lease damages which is included in accounts payable.

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
For the Period From the Date of Inception September 16, 1996
Through September 30, 2006
(Unaudited)

On or about July 23, 2007, an individual hired to perform accounting and other services for the Company on a contract basis filed a claim for unpaid wages in front of the labor board. Said individual obtained an award against TWBI from the Labor Commissioner for the State of California in the amount of $233,486 the (“Award”).  On August 7, 2007, TWBI timely filed an appeal of the award with the Superior Court of California, County of Orange, entitling TWBI to a new trial of the issues adjudicated in the award (the “Appeal”). On December 10, 2007 the Court issued a ruling determining that the individual was not an employee during the period in question and is not entitled to any wages from the Company and granted judgment in favor of the Company.

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

NOTE 8 - SUBSEQUENT EVENTS

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
Through September 30, 2006
(Unaudited)

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
Through September 30, 2006
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

The Local Loyalty program will be presented in a checkbook format, using barcodes so each check can be recorded and tracked. This offers the merchant a loyalty- reward program at a very inexpensive price, while still being profitable to the Company.  At the same time, the program develops an extremely valuable database of loyal customers for the Company with excellent personal and spending data.

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
Through September 30, 2006
(Unaudited)

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

Loans and Marketing Agreement

On December 19, 2007, the Company borrowed $250,000 and executed a Subordinated Secured Convertible Promissory Note with the company. (See exhibit 10.31) As part of the transaction, the Company entered into a marketing agreement with a firm related to the lender, Card Flex, a virtual bank pay card. If the Company sells the Card flex program to individuals, it will receive $1,250,000 of additional borrowings at $4.50 per card. The company will also receive income of approximately $2 per month per card. All borrowings are guaranteed by the Company’s majority shareholder. The note bears interest at 8% per annum, due quarterly, and matures December 22, 2010. However, the note becomes due April 20, 2008 if the Company

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
For the Period From the Date of Inception September 16, 1996
Through September 30, 2006
(Unaudited)

fails to sell 100,000 Flex Cards by that date. The Company has not sold the required 100,000 Flex cards as of April 20, 2008 and is in the process of obtaining a 90 day extension. The note balance is convertible into the Company’s common stock at $0.25 per share at any time prior to the maturity date. The company also received warrants for 500,000 shares of common stock at $0.25 per share exercisable thru April 20, 2010.

On February 15, 2008, the Company borrowed and executed a Subordinated Secured Promissory Note for $200,000 from an individual. (See Exhibit 10.32) The note bears interest at 10% per annum, payable quarterly, and matures August 1, 2008. As inducement to make the loan, the individual will receive 500,000 shares of the Company’s common stock.

Office Lease

On April 19, 2007, the Company signed an operating sublease for six months at 4675 MacArthur Court, Suite 550, Newport Beach, CA.  The sublease was extended through March 2008 and extended again to a monthly basis.  The lease terms are $5750 a month for four furnished offices totaling approximately 1,000 square feet.

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

Item 2. Management's Discussion and Analysis, Continued

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

We will continue detailed research on current and future products, thereby offering exceptional value, and in most cases, being the lowest cost provider of these services. When funded, we are projecting a substantial advertising budget, cooperative advertising program, and media discount opportunities, and we

Item 2. Management's Discussion and Analysis, Continued

believe this will position us as the "brand name" in the Emergency Travel Insurance business. Our advertising programs will target the consumer from this When position of strength, generating leads for our wholesale partners, with whom we will be developing strategic alliances for quick product rollout.

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

Results of Operations

For the three months months ended September 30 2006 and 2005, the Company has incurred general and administrative expenses of approximately $49,000 and $70,000 respectively, in its development stage. The majority of expenses have been for consultants, professional fees, travel, interest expense and office leases. The reduction in our expenses has been a direct result of insufficient loans and investments in our Company. Before any revenues are earned we expect to incur substantial expenses to further develop our business plan.  We need additional loans and investments in the near future for our business plan to succeed in a timely manner.

Liquidity and Capital Resourses

We had $0 in cash and a working capital deficit of approximately $2,483,000 at September 30, 2006.  We are a development stage Company and have earned no revenues since inception.

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

Item 3. Controls and Procedures

We have no formal controls and procedures. Our principal executive and financial officers are involved in all day to day management and operation of our business, and our Chief Executive Officer is responsible for making all public disclosures of material, non-public information. Each of the principal executive officer and principal financial officer reviews all information in the periodic reports filed with the Securities and Exchange Commission and works with company's corporate counsel regarding the content of public disclosure of material, non-public information through press releases and the filing of Form 8-Ks with the Securities and Exchange Commission. We obtain the advice of our outside legal counsel when discussing potential, material transactions such as potential sales and capital investment. On the first Tuesday of each quarter, our Principal Financial Officer and our Senior Vice President review our controls and procedures to evaluate their effectiveness. Because we do not have revenue from operations and our company is relatively small, we believe that our informal controls and procedures are effective.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company may become involved in various legal proceedings and claims which arise in the ordinary course of its business.  Management does not believe that these matters will have a material adverse effect on the Company’s financial position or results of operations.

On or about February 25, 2004, a firm who leased office space to the Company filed an unlawful detainer lawsuit in the Superior Court of California, County of Orange, against TWBI.  On or about July 14, 2004, the lessor obtained a judgment against the TWBI for $102,580 for lease damages which is included in accounts payable.

On or about July 23, 2007, an individual hired to perform accounting and other services for the Company on a contract basis filed a claim for unpaid wages in front of the labor board. Said individual obtained an award against TWBI from the Labor Commissioner for the State of California in the amount of $233,486 the (“Award”).  On August 7, 2007, TWBI timely filed an appeal of the award with the Superior Court of California, County of Orange, entitling TWBI to new trial of the issues adjudicated in the award (the “Appeal”). On December 10, 2007 the Court issued a ruling determining that the individual was not an employee during the period in question and is not entitled to any wages from the Company and granted judgment in favor of the Company.

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

On April 29, 2003, the Company entered into a Subscription Agreement with a third party investor, pursuant to which the investor agreed to purchase 1,000,000 shares of the Company's common stock at $0.10 per share for $100,000.  If during the 90 days following the closing date, the price of the Company's common stock falls below the purchase price of $0.10, the purchase price should be adjusted to equal the lowest trading price, but not less than $0.01 per share, and the Company should issue to the investor the additional shares.  During the six months ended June 30, 2003, the Company received cash of $66,000 for 1,320,000 shares ($0.05 per share) committed to be issued by the Company to this investor.  The Company received the balance of $34,000 and the Company issued a total of 2,000,000 shares (as adjusted) of its common stock.

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

During the year ended June 30, 2004 the Company exchanged 8,868,313 common shares at prices between $0.05 and $0.25 per share for debt valued at $848,937. Of this, the Company’s majority shareholder accounted for 4,835,177 shares at $0.055 per share valued at $265,935. See Note 11 to the financial statements, Subsequent Events, for additional issuances of unregistered sales of equity securities.

During the quarter ended June 30, 2007, the Company issued 1,850,000 common shares at $0.005 for services valued at $9,250. See the following section “Advisory Committee” which further details this event.

During the quarter ended June 30, 2007, the Company exchanged 62,210,264 common shares at prices between $0.005 and $0.05 per share for debt valued at $316,091. Of this, two related parties of the Company accounted for 62,098,264 shares at $0.005 per share for $316,091 of debt.

See Note 8 to the Financial Statement, Subsequent Events, for additional sales of unregistered equity securities.

All of the proceeds from all unregistered sales of equity securities have been used in the development stage of the Company to further accomplish its business plan and to start earning revenues.

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

10.1  Share Purchase Agreement (5)

PART II. OTHER INFORMATION – Item 6. Exhibits, Continued

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

10.32  Note Payable to John Todd, dated February 15, 2008 (7)

10.33  Subsidiary Stock Purchase Agreement Transworld Benefits Inc, dated July 1, 2007  (7)

PART II. OTHER INFORMATION – Item 6. Exhibits, Continued

10.34  Asset Purchase Agreement with Stuart Graham, dated March 1, 2008 (7)

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32   Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

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
(5)  Incorporated  by  reference  to  our Form 8-K filed with the Securities and Exchange  Commission  on  October  15,  2002.
(6)  Incorporated by reference to our Form 10-QSB/A filed with the Securities and Exchange  Commission  on  February  27,  2003.
(7)  Incorporated by reference to our Form 10-KSB filed with the Securities and Exchange  Commission  on  April 30, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

TRANSWORLD BENEFITS INTERNATIONAL, INC.

By:	/s/ Charles Seven
CHARLES SEVEN
Chief Executive Officer

Dated:	August 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Charles Seven	Chief Executive Officer	August 29, 2008
Charles Seven

/s/ Richard Diya	Chief Financial Officer	August 29, 2008