Form 10QSB
period 2006-12-31
TRANSWORLD BENEFITS INTERNATIONAL INC
filed 2008-08-29
CIK 1107445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission File No. 000-32673

TRANSWORLD BENEFITS INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	98-0218912 (IRS Employer Identification No.)

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

Unaudited Condensed Consolidated Balance Sheets at December 31, 2006 and June 30, 2006
Unaudited Condensed Consolidated Statements of Operations for the Six Months and the Three Months Ended December 31, 2006 and 2005
Unaudited Condensed Consolidated Statements of Cash Flow for the Six Months Ended December 31, 2006 and 2005.

Item 2. Management's Discussion and Analysis of Financial Condition	18

Item 3. Controls and Procedures	21

Part II-- OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 6. Exhibits	23

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

Transworld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
	December 31,	June 30,
	2006	2006

Assets - Furniture and equipment, net of accumulated depreciation of $291	$1,452	$0
Total assets	$1,452	$0

Liabilities and stockholders’ deficiency
Current liabilities:

Accounts payable and accrued expenses	$265,936	$247,226
Accrued consulting	358,973	358,973
Accounts payable to related parties	1,501,143	1,418,986
Advances from related parties	109,500	109,500
Notes payable to related party	154,067	154,067
Accrued interest on notes payable related party	121,723	111,470
Advances payable	27,000	27,000
Accrued interest on convertible debenture	-	47,638
	2,538,342	2,474,860
Convertible debenture payable	-	148,750

Total liabilities	2,538,342	2,623,610

Stockholders’ deficiency:

Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 35,069,898 shares issued and outstanding at December 31 and June 30, 2006	35,070	35,070
Additional paid-in capital	1,965,165	1,765,908
Accumulated deficit	(4,537,125)	(4,424,588)
Total stockholders’ deficiency	(2,536,890)	(2,623,610)

Total liabilities and stockholders’ deficiency	$1,452	$0

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Transworld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations
For the Six Months Ended December 31, 2006 and 2005 and
Cumulative Amounts from Inception September 16, 1996 through December 31, 2006
(Unaudited)

	Six Months Ended December 31,		Cumulative Amounts
	2006	2005	From Inception

Revenues	$-	$-	$-
General and administrative expenses	99,415	138,616	4,801,747
Loss before other income (expense)	(99,415)	(138,616)	(4,801,747)

Other income (expense):
Other income	-	-	8,902
Gain on settlement of debt	-	-	189,024
Gain on decrease in fair value of warrants and stock purchase rights liabilities	-	-	475,510
Interest expense, net	(13,122)	(30,944)	(408,814)

Net (loss)	(112,537)	(169,560)	(4,537,125)

Beginning of period accumulated deficit	(4,424,588)	(4,137,062)	0

End of period accumulated deficit	$(4,537,125)	$(4,306,622)	$(4,537,125)

Loss per share: Basic and diluted	$(0.003)	$(0.005)

Weighted average number of shares outstanding: Basic and diluted	35,069,898	35,069,898

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Transworld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations
For the Three Months Ended December 31, 2006 and 2005 and
Cumulative Amounts from Inception September 16, 1996 through December 31, 2006
(Unaudited)

	Three Months Ended December 31,		Cumulative Amounts
	2006	2005	From Inception

Revenues	$-	$-	$-
General and administrative expenses	50,476	68,978	4,801,747
Loss before other income (expense)	(50,476)	(69,978)	(4,801,747)

Other income (expense):
Other income	-	-	8,902
Gain on settlement of debt	-	-	189,024
Gain on decrease in fair value of warrants and stock purchase rights liabilities	-	-	475,510
Interest expense, net	(5,127)	(15,473)	(408,814)

Net (loss)	(55,602)	(84,451)	(4,537,125)

Beginning of period accumulated deficit	(4,481,522)	(4,222,171)	0

End of period accumulated deficit	$(4,537,125)	$(4,306,622)	$(4,537,125)

Loss per share: Basic and diluted	$(0.002)	$(0.002)

Weighted average number of shares outstanding: Basic and diluted	35,069,898	35,069,898

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Transworld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Six Months Ended December 31, 2006 and 2005 and
Cumulative Amounts from Inception September 16, 1996 through December 31, 2006
(Unaudited)

	Six Months Ended December 31,		Cumulative Amounts From
	2006	2005	Inception

Cash flows from Operating Activities:
Net (loss)	$(112,537)	$(169,560)	$(4,537,125)
Adjustments to reconcile net (loss) to net cash from (used in) operating activities: Depreciation	291	-	291
Amortization of deferred financing costs	-	14,309	193,750
Stocks and warrants issued for services and debt	-	-	1,763,309
Gain of settlement of debt	-	-	(202,024)
Subscription receivable exchanged for services	-	-	20,000
(Gain) on decrease in fair value of warrants and stock purchase rights liabilities	-	-	(475,510)
Changes in operating assets and liabilities, net of effects of merger:
Accounts payable and accrued expenses	18,710	(20,740)	546,345
Accrued consulting and related	-	30,573	(70,383)
Accounts payable to related parties	82,157	129,901	1,501,143
Accrued interest on notes payable related party	10,253	7,767	121,724
Accrued interest on convertible debenture	(47,638)	7,750	-

Net cash (used in) Operating Activities	(48,764)	-_	(1,138,481)

Cash flows from Investing Activities:
Purchases of furniture and equipment	(1,743)	-	(1,743)
Payments received on related party notes receivable	-_	-_	205,400

Net cash from (used in) Investing Activities	(1,743)	-_	203,657

Cash flows from Financing Activities:
Proceeds from advances payable	-	-	89,500
Repayments to advances payable	-	-	(62,500)
Proceeds from convertible debenture	-	-	193,750
Payment of debt by related parties	199,257	-	244,257
Repayments to convertible debenture	(148,750)	-	(193,750)
Proceeds from common stock issuance	-	-	400,000
Proceeds from related parties	-	-	159,500
Repayments to related parties			(50,000)
Proceeds from related party notes payable	-	-	154,067
Net cash from Financing Activities	50,507	-	934,824

Net change in cash	-	-	-

Cash, beginning of period	-	-	-

Cash, end of period	$-	$-	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
For the Period From the Date of Inception September 16, 1996
Through December 31, 2006
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
Through December 31, 2006
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

NOTE 3 - RELATED PARTY TRANSACTIONS

Accounts payable to related parties

In 1999 the Company entered into a due on demand convertible promissory note at 8% per annum with the Company's majority stockholder. The initial amount was for $1,500 with additional amounts advanced thereafter in accordance with the terms of the note. The principal and accrued interest were convertible at any time into shares of the Company's common stock at a conversion price equal to the lesser of $1.00 per share or such lower price as determined by the Board of Directors of the Company. In October 2001, the stockholder agreed to relinquish its conversion right and any accrued and unpaid interest (which was approximately $42,000 as of  October 2001), and reclassify the outstanding principal balance to accounts payable to related parties in the accompanying consolidated balance sheet. The balance is $560,318 as of December 31 and June 30, 2006.

Payments for additional Company expenses and loans to the Company were made by our majority stockholder from 2003 forward.

The following table presents the balances in Accounts payable to related parties:

December 31, 2006	June 30, 2006
$1,501,143	$1,418,986

Advances from Related Parties

From 2001 through 2003, the Company received non-interest bearing, due on demand advances of $15,000, $124,000 and $33,000, respectively, from related parties to fund its operating expenses. The Company made payments on these advances of 2,500 and $50,000 during 2003 and 2005, respectively.

The following table presents the balances in Advances from related parties:

December 31, 2006	June 30, 2006
$109,500	$109,500

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
For the Period From the Date of Inception September 16, 1996
Through December 31, 2006
(Unaudited)

Notes Payable and Accrued Interest on Notes Payable to a Related Party

In 1996 and 1997, the Company entered into due on demand unsecured promissory notes at 10% per annum simple interest with its majority shareholder. The Company amended the interest calculation to annual compounding commencing July 1, 2003. The Company has paid no interest since June 30, 2003. There has been no change in the note balance of $154,067 since 1997.

The following table presents balances in Accrued interest on Notes Payable to a related party:

December 31, 2006	June 30, 2006
$121,723	$111,470

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
Through December 31, 2006
(Unaudited)

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

Preferred  Stock

On September 30, 2003, the Company's stockholders authorized the amending of the Articles of Incorporation to allow for the issuance of up to 5,000,000 shares of $0.001 par value preferred stock.  Shares of preferred stock may be issued in one or more classes or series at such time the Board of Directors determine.  As of December 31, 2006, there were no shares of preferred stock issued and outstanding and no classes or series have been designated by the Board of Directors.

Common  Stock

The Company has one class of common stock, par value $0.001 per share. Each share is entitled to one vote on all matters submitted to stockholders. As of December 31, 2006, 100,000,000 common shares are authorized and 35,069,898 shares are issued and outstanding.

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
For the Period From the Date of Inception September 16, 1996
Through December 31, 2006
(Unaudited)

The following is a description of the issuances of common stock since inception and other common stock information:

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
Through December 31, 2006
(Unaudited)

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

See Note 8 - Subsequent Events, for additional issuances of common shares.

NOTE 6 - BASIC AND DILUTED LOSS PER COMMON SHARE

The following table presents the basic  and  diluted  loss per common share at each period end:

	Three Months ended Dec 31, 2006	Three Months ended Dec 31, 2005

Numerator – net (loss)	$(55,602)	$(84,451)
Denominator - weighted average shares basic and diluted	35,069,898	35,069,898
(Loss) per common share	$(0.002)	$(0.002)

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
For the Period From the Date of Inception September 16, 1996
Through December 31, 2006
(Unaudited)

	Six Month ended Dec 31, 2006	Six Month ended Dec 31, 2005

Numerator – net (loss)	$(112,537)	$(169,560)
Denominator - weighted average shares basic and diluted	35,069,898	35,069,898
(Loss) per common share	$(0.003)	$(0.005)

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
Through December 31, 2006
(Unaudited)

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

Advisory Committee

In May 2007 the Company formed an Advisory Committee and issued 1,850,000 common shares at $0.005 per share for services totaling $9,250.

The Board of Advisors shall have the following general responsibilities:

(a)	Advise regarding the general policies and activities of the Companyin the area of loyalty programs and overall business and salespractices.

(b)	Advise on the design and effectiveness of programs, products and services of the Company.

(c)	Advise on the programs, products and services of competitors and potential customers of the Company to identify strategic and marketplace opportunities for the Company and its products.

(d)	Review and advise regarding the Company’s general business and financial policies and procedures.

(e)	Assist in public relations.

(f)	Make recommendations about potential market opportunities to explore and sales opportunities to pursue.

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
For the Period From the Date of Inception September 16, 1996
Through December 31, 2006
(Unaudited)

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
Through December 31, 2006
(Unaudited)

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
Through December 31, 2006
(Unaudited)

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

Item 2. Management's Discussion and Analysis of Financial Condition, Continued

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

Item 2. Management's Discussion and Analysis of Financial Condition, Continued

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

We have a strong focus on experienced and talented management and are conveying that focus into the sales department, where very strong "center of influence" personnel are being hired as funding allows, with an outstanding incentive program, and the best product line available in the industry. The diversity of theproduct, purchase periods, and diverse markets, can only be managed using state of the art technology, and substantial customer service and support all of our strong assets.

Results of Operations

For the six months ended December 31 2006 and 2005, the Company has incurred general and administrative expenses of approximately $99,000 and $139,000 respectively, in its development stage. The majority of expenses have been for consultants, professional fees, travel, interest expense and office leases. The reduction in our expenses has been a direct result of insufficient loans and investments in our Company. Before any revenues are earned we expect to incur substantial expenses to further develop our business plan.  We need additional loans and investments in the near future for our business plan to succeed in a timely manner.

Liquidity and Capital Resourses

We had $0 in cash and a working capital deficit of approximately $2,538,000 at December 31, 2006.  We are a development stage Company and have earned no revenues since inception.

We  do  not  currently have any material commitments for capital expenditures in the  short term other than those expenditures incurred in the ordinary course of business.

Since  inception, our operating and investing activities have used all cash from financing  activities.  We need to raise additional capital  to  develop and

Item 2. Management's Discussion and Analysis of Financial Condition, Continued

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

On June 4, 2007, TWBI filed a lawsuit against the individual referenced above, who made an unsuccessful claim for wages against the company, in the Superior Court of California, County of Orange, seeking damages in excess of $1 million from the individual. The lawsuit alleges claims for Breach of Fiduciary Duty, Negligence, Fraud, Conversion and Declaratory Relief.  Defendant has defaulted in the lawsuit,

PART II. OTHER INFORMATION, ITEM 1. Legal Proceedings, Continued

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

PART II. OTHER INFORMATION, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, Continued

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

Item 6. Exhibits

3.1	Articles of Incorporation (Charter Document)(1)

3.2	Bylaws (2)

4.1	8% Convertible Debenture, dated January 29, 2003, issued to La Jolla Cove Investors, Inc. (3)

4.2	Warrant to Purchase Common Stock, dated January 29, 2003, issued to La Jolla Cove Investors, Inc. (3)

4.3	Side Letter Agreement between Thinka Weight-Loss Corporation and La Jolla Cove Investors, Inc. regarding Warrant to Purchase Common Stock, dated January 29, 2003. (3)

PART II. OTHER INFORMATION, Item 6. Exhibits, Continued

4.4	Registration Rights Agreement, dated January 29, 2003, regarding underlying common stock to be issued upon conversion of 8% Convertible Debenture and exercise of Warrant to Purchase Common Stock. (3)

4.5	Letter Agreement amending 8% Convertible Debenture and Warrant to Purchase Common Stock, dated August 14, 2003. (4)

10.1	Share Purchase Agreement (5)

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

PART II. OTHER INFORMATION, Item 6. Exhibits, Continued

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

Footnotes to Exhibit Table:

(1)  Incorporated  by reference to our registration statement on Form SB-2filed with  the  Securities  and  Exchange  Commission  on  July  17,2000.

(2) Original incorporated by reference to our registration statement on SB-2 filed with the Securities and Exchange Commission on July 17, 2000. Amendment to Section 13 of the Bylaws included with this report.

(3)  Incorporated  by  reference  to  our Form 8-K filed with the Securitiesand Exchange  Commission  on  February  14,  2003.

(4)  Incorporated  by reference to our registration statement on Form SB-2filed with  the  Securities  and  Exchange  Commission  on  August  26, 2003.

(5)  Incorporated  by  reference  to  our Form 8-K filed with the Securitiesand Exchange  Commission  on  October  15,  2002.

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
Richard Diya