Form 10QSB
period 2007-03-31
TRANSWORLD BENEFITS INTERNATIONAL INC
filed 2008-08-29
CIK 1107445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

	Unaudited Condensed Consolidated Balance Sheets at March 31, 2007 and June 30, 2006
	Unaudited Condensed Consolidated Statements of Operations for the Nine Months and the Three Months Ended March 31, 2007 and 2006
	Unaudited Condensed Consolidated Statements of Cash Flow for the Nine Months Ended March 31, 2007 and 2006.

Item 2.	Management's Discussion and Analysis of Financial Condition	18

Item 3.	Controls and Procedures	21

Part II-- OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 6.	Exhibits	23

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

Transworld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
	March 31, 2007	June 30, 2006

Assets:

Current assets - prepaid expenses	$15,000	$-
Furniture and equipment, net of accumulated depreciation of $508	1,234	0

Total assets	$16,234	$0

Liabilities and stockholders’ deficiency

Current liabilities:
Accounts payable and accrued expenses	$222,552	$247,226
Accrued consulting	279,439	358,973
Accounts payable to related parties	1,783,555	1,418,986
Advances from related parties	109,500	109,500
Notes payable to related party	154,067	154,067
Accrued interest on notes payable related party	126,850	111,470
Advances payable	27,000	27,000
Accrued interest on convertible debenture	-	47,638
	2,702,963	2,474,860
Convertible debenture	-	148,750

Total liabilities	2,702,963	2,623,610

Stockholders’ deficiency:

Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 35,069,898 shares issued and outstanding at March 31, 2007 and June 30, 2006	35,070	35,070
Additional paid-in capital	1,965,165	1,765,908
Accumulated deficit	(4,686,964)	(4,424,588)
Total stockholders’ deficiency	(2,686,729)	(2,623,610)

Total liabilities and stockholders’ deficiency	$16,234	$0_1__

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Transworld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations
For the Nine Months Ended March 31, 2007 and 2006
And Cumulative Amounts from Inception September 16, 1996
(Unaudited)

			Cumulative
	Nine Months Ended March 31,		Amounts From
	2007	2006	Inception

Revenues	$-	$-	$-
General and administrative expenses	279,593	191,588	4,981,925
Loss before other income (expense)	(279,593)	(191,588)	(4,981,925)

Other income (expense):
Other income	-	-	8,902
Gain on settlement of debt	35,467	-	224,491
Gain on decrease in fair value of warrants and stock purchase rights liabilities	-	-	475,510
Interest expense, net	(18,250)	(40,794)	(413,942)

Net (loss)	(262,376)	(232,383)	(4,686,964)

Beginning of period accumulated deficit	(4,424,588)	(4,137,062)	0

End of period accumulated deficit	$(4,686,964)	$(4,369,444)	$(4,686,964)

Loss per share: Basic and diluted	$(0.007)	$ (0.007)

Weighted average number of shares outstanding: Basic and diluted	35,069,898	35,069,898

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Transworld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations
For the Three Months Ended March 31, 2007 and 2006
And Cumulative Amounts from Inception September 16, 1996
(Unaudited)

			Cumulative
	Three Months Ended March 31,		Amounts From
	2007	2006	Inception

Revenues	$-	$-	$-
General and administrative expenses	180,179	52,972	4,981,925
(Loss) before other income (expense)	(180,179)	(52,972)	(4,981,925)

Other income (expense):
Other income	-	-	8,902
Gain on settlement of debt	35,467	-	224,491
Gain on decrease in fair value of warrants and stock purchase rights liabilities	-	-	475,510
Interest expense, net	(5,127)	(9,850)	(413,942)

Net (loss)	(149,839)	(62,822)	(4,686,964)

Beginning of period accumulated deficit	(4,537,125)	(4,306,622)	0

End of period accumulated deficit	$(4,686,964)	$(4,369,444)	$(4,686,964)

Loss per share: Basic and diluted	$(0.004)	$(0.002)

Weighted average number of shares outstanding: Basic and diluted	35,069,898	35,069,898

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Transworld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flow
For the Nine Months Ended March 31, 2007 and 2006
And Cumulative Amounts from Inception September 16, 1996
(Unaudited)

			Cumulative
	Nine Months Ended March 31,		Amounts From
	2007	2006	Inception

Cash flows from Operating Activities:
Net (loss)	$(262,375)	$(232,383)	$(4,686,964)
Adjustments to reconcile net (loss) to net cash (used in) operating activities: Depreciation	508	-	508
Amortization of deferred financing costs	-	16,486	193,750
Stocks and warrants issued for services and debt	-	-	1,763,309
Gain of settlement of debt	-	-	(202,024)
Subscription receivable exchanged for services	-	-	20,000
(Gain) on decrease in fair value of warrants and stock purchase rights liabilities	-	-	(475,510)
Changes in operating assets and liabilities, net of effects of merger
Prepaid expenses	(15,000)	-	(15,000)
Accounts payable and accrued expenses	(24,673)	(20,739)	502,962
Accrued consulting	(79,535)	65,073	(149,918)
Accounts payable to related parties	364,569	148,372	1,783,555
Accrued interest on notes payable related party	15,380	11,566	126,851
Accrued interest on convertible debenture	(47,638)	11,625	-

Net cash from (used in) Operating Activities	(48,764)	-	(1,138,481)

Cash flows from Investing Activities:
Purchases of furniture and equipment	(1,743)	-	(1,743)
Payments received on related party notes receivable	-_	-	205,400
Net cash from (used in) Investing Activities	(1,743)	-	203,657

Cash flows from Financing Activities:
Proceeds from advances payable	-	-	89,500
Repayments to advances payable	-	-	(62,500)
Proceeds from convertible debenture	-	-	193,750
Payment of debt by related parties	199,257	10,000	244,257
Repayments to convertible debenture	(148,750)	(10,000)	(193,750)
Proceeds from common stock issuances	-	-	400,000
Proceeds from related parties	-	-	159,500
Repayments to related parties			(50,000)
Proceeds from related party notes payable	-	-	154,067
Net cash from (used in) Financing Activities	50,507	-	934,824
Net change in cash	-	-	-
Cash, beginning of period	-	-	-
Cash, end of period	$-	$-	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
For the Period From the Date of Inception September 16, 1996
Through March 31, 2007
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
Through March 31, 2007
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

NOTE 3 - RELATED PARTY TRANSACTIONS

Accounts payable to related parties

In 1999 the Company entered into a due on demand convertible promissory note at 8% per annum with the Company's majority stockholder. The initial amount was for $1,500 with additional amounts advanced thereafter in accordance with the terms of the note. The principal and accrued interest were convertible at any time into shares of the Company's common stock at a conversion price equal to the lesser of $1.00 per share or such lower price as determined by the Board of Directors of the Company. In October 2001, the stockholder agreed to relinquish its conversion right and any accrued and unpaid interest (which was approximately $42,000 as of  October 2001), and reclassify the outstanding principal balance to accounts payable to related parties in the accompanying consolidated balance sheet. The balance is $560,318 as of March 31, 2007 and June 30, 2006.

Payments for additional Company expenses and loans to the Company were made by our majority stockholder from 2003 forward.

The following table presents the balances in Accounts payable to related parties:

March 31, 2007	June 30, 2006
$1,783,555	$1,418,986

Advances from Related Parties

From 2001 through 2003, the Company received non-interest bearing, due on demand advances of $15,000, $124,000 and $33,000, respectively, from related parties to fund its operating expenses. The Company made payments on these advances of 2,500 and $50,000 during 2003 and 2005, respectively.

The following table presents the balances in Advances from related parties:

March 31, 2007	June 30, 2006
$109,500	$109,500

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
For the Period From the Date of Inception September 16, 1996
Through March 31, 2007
(Unaudited)

Notes Payable and Accrued Interest on Notes Payable to a Related Party

In 1996 and 1997, the Company entered into due on demand unsecured promissory notes at 10% per annum simple interest with its majority shareholder. The Company amended the interest calculation to annual compounding commencing July 1, 2003. The Company has paid no interest since June 30, 2003. There has been no change in the notes balance of $154,067 since 1997.

The following table presents balances in Accrued interest on notes payable to a related party:

March 31, 2007	June 30, 2006
$126,850	$111,470

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
Through March 31, 2007
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
Through March 31, 2007
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
Through March 31, 2007
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

See Note 8 - Subsequent Events, for additional issuances of common shares.

NOTE 6 - BASIC AND DILUTED LOSS PER COMMON SHARE

The following table presents the basic and  diluted  loss per common share at each period end:

	Three Months ended March 31, 2007	Three Months ended March 31, 2006

Numerator – net (loss)	$(149,839)	$(62,823)
Denominator - weighted average shares basic and diluted	35,069,898	35,069,898
(Loss) per common share	$(0.004)	$(0.002)

	Nine Months ended March 31, 2007	Nine Months ended March 31, 2006

Numerator – net (loss)	$(262,375)	$(232,383)
Denominator - weighted average shares basic and diluted	35,069,898	35,069,898
(Loss) per common share	$(0.007)	$(0.007)

TransWorld Benefits International, Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
For the Period From the Date of Inception September 16, 1996
Through March 31, 2007
(Unaudited)

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
Through March 31, 2007
(Unaudited)

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
Through March 31, 2007
(Unaudited)

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
Through March 31, 2007
(Unaudited)

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
Through March 31, 2007
(Unaudited)

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

Forward Looking Information

This quarterly report on Form 10-QSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, the Company may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to company and industry trends, future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management. These statements are often identified by the use of words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," and similar expressions or variations. These statements

Item 2. Management's Discussion and Analysis of Financial Condition, Continued

are based on the beliefs and assumptions of the management of the Company based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward looking statements. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We will be implementing our strategies and goals the following ways:

We  are  planning to offer easy-to-understand, and simple to purchase, Emergency Travel  Insurance  products,  which  provide valuable living and death benefits. Consumers  will  be  able  to  purchase short term, annual, or lifetime policies

Item 2. Management's Discussion and Analysis of Financial Condition, Continued

through  our wholesale network of insurance companies, brokers, travel agencies, or funeral homes, as well as the Internet, and other mass marketing venues.

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

We  will continue to supply our immense target markets with product enhancements and  new  products, while taking our current product line to Asia in 2008.

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

Results of Operations

For the nine months ended March 31, 2007 and 2006, the Company has incurred general and administrative expenses of approximately $280,000 and $192,000 respectively, in its development stage. The majority of expenses have been for consultants, professional fees, travel, interest expense and office leases. The increase in our expenses has been a direct result of loans to our Company by our majority shareholder. Before any revenues are earned we expect to incur substantial expenses to further develop our business plan.  We need additional loans and investments in the near future for our business plan to succeed in a timely manner.

Liquidity and Capital Resourses

We had $0 in cash and a working capital deficit of approximately $2,687,000 at March 31, 2007.  We are a development stage Company and have earned no revenues since inception.

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

See Note 8 - Subsequent events for more sales of unregistered equity securities.

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

PART II. OTHER INFORMATION, Item 6. Exhibits, Continued

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

PART II. OTHER INFORMATION, Item 6. Exhibits, Continued

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

(2)  Original  incorporated  by  reference to our registration statement onSB-2 filed  with  the  Securities  and  Exchange  Commission  on  July 17, 2000. Amendment  to  Section  13  of  the  Bylaws  included  with  this  report.

(3)  Incorporated  by  reference  to  our Form 8-K filed with the Securitiesand Exchange  Commission  on  February  14,  2003.

(4)  Incorporated  by reference to our registration statement on Form SB-2filed with  the  Securities  and  Exchange  Commission  on  August  26,2003.

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