Form 10QSB
period 2007-09-30
TRANSWORLD BENEFITS INTERNATIONAL INC
filed 2008-08-29
CIK 1107445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2007

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

Transitional small business disclosure format (check one):        Yes ☒ No ☐

Part I-- FINANCIAL INFORMATION

Item 1. Financial Statements	4

Unaudited Condensed Balance Sheets at September 30 and June 30, 2007

Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2007 and 2006

Unaudited Condensed Statements of Cash Flow for the Three Months Ended September 30, 2007 and 2006

Item 2. Management's Discussion and Analysis of Financial Condition	14

Item 3. Controls and Procedures	20

Part II-- OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 6. Exhibits	22

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

Transworld Benefits International, Inc.
(A Development Stage Company)
Condensed Balance Sheets
(Unaudited)

	As of 2007
	September 30,	June 30,
Assets:
Furniture and equipment, net of accumulated depreciation of $410	$3,403	$0
Intercompany receivable from subsidiary	0	1,812,617

Total assets	$3,403	1,812,617

Liabilities and stockholders’ equity (deficiency) )

Current liabilities:
Accounts payable and accrued expenses	$300,078	$4,060
Accounts payable to related parties	485,794	0
Total liabilities	785,872	4,060

Stockholders’ equity (deficiency):

Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 99,130,162 shares issued and outstanding as of September 30 and June 30, 2007	99,130	99,130
Additional paid-in capital	2,226,447	2,226,447
Accumulated deficit	(3,108,046)	(517,020)
Total stockholders’ equity (deficiency)	(782,469)	1,808,557

Total liabilities and stockholders’ equity (deficiency)	$3,403	$1,812,617

The accompanying notes are an integral part of these unaudited financial statements.

Transworld Benefits International, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2007	2006

Revenues	$-	$-
General and administrative expenses	302,817	-
(Loss) before other income (expense)	(302,817)	-

Other income (expense):
Other income	4,061	-
Loss on sale of subsidiary	(479,653)	-

Loss on contribution of intercompany debt to subsidiary	(1,812,617)	-

Net (loss)	(2,591,026)	-

Beginning of year accumulated deficit	(517,020)	(517,020)

End of period accumulated deficit	$(3,108,046)	$(517,020)

Loss per share:
Basic and diluted	$(0.026)	$(0.00)

Weighted average number of shares outstanding:
Basic and diluted	99,130,162	35,069,898

The accompanying notes are an integral part of these unaudited financial statements.

Transworld Benefits International, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flow
(Unaudited)

	Three Months Ended September 30,
	2007	2006
Cash flows from Operating Activities:
Net (loss)	$(2,591,026)	$0
Adjustments to reconcile net (loss) to net cash provided by operating activities:

Depreciation	410	-
Loss on contribution of intercompany debt to subsidiary	1,812,617	-
Changes in operating assets and liabilities:

Accounts payable and accrued expenses	296,018	-
Accounts payable to related parties	485,794	-

Net cash provided by Operating Activities	3,813	-

Cash flows (used in) Investing Activities:
Purchases of furniture and equipment	(3,813)	-

Cash flows from Financing Activities:	-	-

Net change in cash	-	-

Cash, beginning of year	-	-

Cash, end of period	$-	$-

Supplemental disclosure of cash flow information:

Cash paid for:
Interest	$0	$0

The accompanying notes are an integral part of these unaudited financial statements.

TransWorld Benefits International, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
For the Three Months Ended September 30, 2007
(Unaudited)

Note 1. Condensed Financial Statements

The accompanying condensed financial statements of TransWorld Benefits International, Inc. (the “Company”)(TBII) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-QSB. Accordingly, they do not include certain information and disclosures required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature.

These statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's comprehensive filing of Form 10-KSB for the year ended June 30, 2007. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in Note 1 to the consolidated financial statements in the Company's Form 10-KSB.

Note 2. Going Concern

The Company is still in its development stage. We have a working capital deficit of approximately $786,000 as of September 30, 2007 and we have never earned revenues. We recognize that we must obtain additional financing by means of equity or debt in order for us to have an opportunity for sustained profitable operations.  In addition, no assurances can be made that financing will be available when needed or on terms acceptable to us. We are also dependent on the development of effective marketing strategies in a competitive market coupled with the timeliness of the delivery of our services. These factors, among others, raise substantial doubt regarding our ability to continue as a going concern. The accompanying financial statements  do  not  include  any adjustments relating to the recoverability and classification  of  asset  carrying  amounts or the amount and classification of liabilities  that  might result from the outcome of these uncertainties.

Note 3. Organization

Change in Reporting Entity.  The Company had a change in reporting entity on July 1, 2007 when the Company’s majority shareholder purchased the Company’s subsidiary Transworld Benefits, Inc (TWB) (See Exhibit 10.33). Prior to this and since January 30, 2003, the Company consisted of two entities. Transworld Benefits International, Inc. was the parent and holding company for its subsidiary operating company TWB. The Company is a new reporting entity per Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections” as TWB was purchased by its majority shareholder and TWBI had performed all operations.

This purchase was necessitated by potential investors and partners because of excessive debt and litigation in TWB. TWB had approximately $21,000 in assets and $2,610,000 in liabilities on July 1, 2007. As consideration for the purchase, the Company received $10,000 and assumed approximately $490,000 of liabilities of TWB. Immediately prior to the sale, the Company contributed $1,812,617 of inter-company debt to the capital of TWB which originated from Company issuances of stock for debt and services of TWB.

Throughout much of 2007, the Company has pursued a substantial shift in its strategic direction, focusing on the development of a high-growth, sustainable, new business model. While the Company was developing its new business plan, and to ensure it could achieve a new and viable business, management moved aggressively to

TransWorld Benefits International, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
For the Three Months Ended September 30, 2007
(Unaudited)

reach resolution on a number of old matters in litigation, eliminating debt incurred in prior years, and establishing a capital formation strategy to fund merger and acquisition activity in support of its new business plan.  The Company’s new business plan is structured into three operating divisions: Customer Loyalty; Employee Loyalty; Technology. See our detailed business plans in “Development Stage Business Plans” which is within Item 2 of this report.

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

Note 4 – Related Party Transactions

Accounts payable to related parties

Payments for Company expenses and loans to the Company were made by our majority stockholder from 2003 forward. The balance in Accounts Payable to related parties is $485,794 and $0 at September 30, and June 30, 2007, respectively. See Note 3, Organization and Background, pertaining to the Company’s assumption of liabilities in the acquisition of the Company’s subsidiary by its majority shareholder.

Note 5 – Stockholders’ Equity

Preferred  Stock

On September 30, 2003, the Company's stockholders authorized the amending of the Articles of Incorporation to allow for the issuance of up to 5,000,000 shares of $0.001 par value preferred stock.  Shares of preferred stock may be issued in one or more classes or series at such time the Board of Directors determine.  As of September 30, 2007, there were no shares of preferred stock issued and outstanding and no classes or series have been designated by the Board of Directors.

Common  Stock

The Company has one class of common stock with a par value of $0.001 per share. Each share is entitled to one vote on all matters submitted to stockholders. As of September 30, 2007, 100,000,000 common shares are authorized and 99,130,162 shares are issued and outstanding.

Common stock issuances since inception and other common stock information follows:

In December 1996 the Company issued 4,339,286 founder shares at $0.00124 per share.

During the year ended December 31, 2001, the Company issued 64,286 shares of restricted common stock to a related party at $3.11 per share (fair market value on

TransWorld Benefits International, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
For the Three Months Ended September 30, 2007
(Unaudited)

the date of issuance as approved by the Board of Directors), for which the Company received a promissory note in the principal amount of $200,000.

During the year ended December 31, 2001, the Company sold 96,428 shares of common stock at $3.11 per share to related parties for $300,000 in cash.

On January 30, 2003, pursuant to the terms of the Purchase Agreement, all of the outstanding common stock of Transworld Benefits Inc. (TWB) of 5,600,000 shares was sold to TWLO in exchange for 10,221,435 shares of TWLO common stock. As TWB is considered the surviving entity in this transaction (see Note 3), the reduction in outstanding shares from 5,600,000 to 4,500,000 has been considered a reverse stock split and all historic references to shares and price per share prior to January 30, 2003 have been retroactively adjusted for this split ratio.

On January 30, 2003, pursuant to the terms of the Purchase Agreement, the 14,534,600 shares of previously outstanding common stock of TWLC were accounted for as an issuance of shares in a recapitalization of the Company as part of the transaction (see Note 3).

On April 29, 2003, the Company entered into a Subscription Agreement with an investor to purchase 1,000,000 shares of the Company's common stock for $100,000 at $0.10 per share, or the lowest trading price above $0.01 over the next 90 days with the Company issuing additional shares if the price falls.  During the six months ended June 30, 2003, the Company received $66,000 for 1,320,000 shares at $0.05 per share. The Company subsequently received the $34,000 balance and the Company issued a total of 2,000,000 shares, as adjusted, of its common stock.

On June 28, 2003, the Company entered into an Engagement Agreement for consulting services to be provided over a six month period. Pursuant to the terms of the Engagement Agreement, the Company issued a total of 340,909 common shares with a value of $45,000 at $0.13 per share pertaining to the initial non-refundable retainer fee and to the shares due upon finalization of the Agreement. The Company issued 197,000 registered common shares in June 2003 at $.10 per share for a $20,000 subscription receivable pursuant to the right to purchase up to $300,000 of the Company's common stock at a 30% discount. During the three months ended September 30, 2003, the Company issued an additional 194,094 registered common shares for $8,000 at an average price of $0.07 per share pursuant to the same 30% discount provision.  The August and September 2003 retainers totaling $20,000 were paid with 288,115 registered common shares at an average price of $0.08 per share.

On July 17, 2003, the Company adopted a stock incentive plan that authorized the issuance of 6,000,000 shares of the Company's registered common stock. Options will vest at the discretion of the Board of Directors as determined at the grant date and the 2003 Plan terminates on July 1, 2013.

On September 30, 2003, the Company's stockholders approved an increase in the number of authorized common shares to 100,000,000.

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

TransWorld Benefits International, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
For the Three Months Ended September 30, 2007
(Unaudited)

During the quarter ended June 30, 2007, the Company issued 1,850,000 common shares at $0.005 for services valued at $9,250.

During the quarter ended June 30, 2007, the Company exchanged 62,210,264 common shares at prices between $0.005 and $0.05 per share for $316,091 of debt. Of this, two related parties of the Company accounted for 62,098,264 shares at $0.005 per share for $310,491 of debt.

See Note 9, Subsequent Events, for additional issuances of common stock.

Note 6 – Basic and Diluted Loss Per Common Share

The following table presents the basic and diluted loss per common share:

	Three Months Ended September 30,
	2007	2006

Numerator – net (loss)	$(2,591,026)	$0

Denominator - weighted average shares basic and diluted	99,130,162	35,069,898

(Loss) per common share	$(0.026)	$(0.00)

Note 7 – Litigation

On May 26, 2007, a former executive of the Company filed suit against the Company, alleging that he is owed compensation, benefits, common stock in the Company , plus indemnification for amounts he paid to a third party financier pursuant to execution of a judgment.  The plaintiff's operative complaint asserts alleged causes of action for fraud, breach of contract, breach of fiduciary duty, indemnity, accounting, and unfair competition.  In April 2008 the plaintiff dismissed its case against the Company with prejudice in exchange for each party paying its own legal fees.

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

On June 4, 2007, TWBI filed a lawsuit against the individual referenced above, who made an unsuccessful claim for wages against the company, in the Superior Court of California, County of Orange, seeking damages in excess of $1 million from the individual. The lawsuit alleges claims for Breach of Fiduciary Duty, Negligence, Fraud, Conversion and Declaratory Relief.  Defendant has defaulted in the lawsuit, and in December 2007, the Court entered a judgment on behalf of TWBI for $5,000,000. The collection of this judgment is highly unlikely.

TransWorld Benefits International, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
For the Three Months Ended September 30, 2007
(Unaudited)

We are also involved from time to time in various legal proceedings incidental to our business. While it is not feasible to predict or determine the ultimate outcome of these matters, we believe that none of these legal proceedings will have a material adverse effect on our financial position.

Note 8 – Letter of Intent

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

Note 9 – Subsequent Events

Graham Companies Assets and Liabilities Acquisition

On March 1, 2008, the Company acquired certain assets and liabilities of Stuart Graham.  (See Exhibit 10.34) Graham will receive 67,000,000 shares of the Company’s common stock and $400,000. As a condition of the transaction, the major stockholder of the Company bought the subsidiary, TransWorld Benefits, Inc., which was burdened with excessive debt and litigation.

The following are programs acquired by the Company from the Graham Group including proprietary patents and patents pending:

1.	THANKS Gift Certificates

2.	Local Loyalty Programs

3.	CheckMate Rewards

4.	Anchor Store Programs

5.	Payroll Debit Card

6.	Restaurant Search Engine

7.	Red Carpet Card

8.	Promo Pad

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

TransWorld Benefits International, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
For the Three Months Ended September 30, 2007
(Unaudited)

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

CheckMate Rewards. Unlike coupon books, people tend to hold on to checkbooks and view them as a form of payment and not a discount vehicle. CheckMate Rewards is a unique patented concept that allows merchants to market their product or service in a unique format to large corporations both locally and nationally. With the local merchant base that the Company will secure, it is a natural fit for CheckMate to create a local checkbook that can be sold as a premium to auto dealers, banks, credit unions, etc. that will use CheckMate to reward loyal customers or incentives for specific buying behavior. CheckMate can also be used by nonprofit groups to sell as a fundraiser or as a premium for donating a specified amount.

Anchor Store Programs.  The Company’s unique patent pending program will revolutionize movie theater and grocery store loyalty programs. We call this our Anchor Store Program because it revolves around a high traffic anchor store. Movie theater patrons can shop at surrounding merchants at a discount while at the same time earning free movie tickets. We plan to roll out this program in a test market in 2008.

Payroll Debit Card.  Retail merchants, multi-level companies, check cashing stores, and many other organizations that have large numbers of employees or customers can benefit by this payroll card. It is especially useful for companies whose employees do not have a traditional direct demand checking account. The prepaid debit card, used as a payroll card, can help "unbanked" workers save money, add convenience and security. As the Company builds relationships with merchants and restaurants, opportunities will emerge to market prepaid debit cards. The Company has existing connections with large organizations and associations that are perfect candidates for our payroll card.

Restaurant Search Engine has a patent pending and guarantees to save you time and money searching for the perfect restaurant. Unlike other restaurant search engines that only allow you to search by cuisine or zip code, Restaurant Search Engine will also allow you to utilize over 100 other search filtering criteria. For example, you might say I feel like shrimp. The site will present all the restaurants in your area that offer shrimp, detailing pricing, pictures of entrees, entire menus, and critiques by diners of the restaurants. You can filter your search by requesting an ocean view, piano bar, or dozens of other criteria and you will be presented with restaurants meeting your criteria. We have begun the process of populating our site with profiles of over 470,000 restaurants.

TransWorld Benefits International, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
For the Three Months Ended September 30, 2007
(Unaudited)

The Red Carpet Card program is a customized turnkey program to help local and regional businesses develop their business and increase profitability. It either utilizes a software loyalty platform that we have licensed from Debit Design or it can utilize the existing loyalty component a merchant may already have in their existing POS software. The program offers targeted customer acquisition in conjunction with a promotional gift card. It also offers staff training and data collection and data management assistance. The loyalty software provides a full loyalty solution and gift card solution for the merchant’s customers. The final component is a customer communications system using template newsletters. The end result is that we attract new target customers, convert those customers to become loyal customers, provide a full loyalty solution and communicate with them to motivate them to shop more frequently and spend more money.

The Promo Pad. This patent pending “scratch pad” combines a to-do list with valuable merchant offers, prize drawings, important events calendar, and more. Companies can reward their customers with this unique and functional promo pad to generate customer loyalty. Fundraisers can customize the promo pads to the audience and local that is targeted. Advertisers have the opportunity to reach a targeted audience with advertising and discount coupons in a cost effective method.

Convertible Note Payable with Marketing Agreement; Note Payable

In December 2007, the Company executed a $250,000 Subordinated Secured Convertible Promissory Note. (See exhibit 10.31) As part of the transaction, the Company entered into a marketing agreement with a Virtual Bank Pay Card company related to the lender, Card Flex. If the Company sells the Card flex program to individuals, it will receive $1,250,000 of additional borrowings at $4.50 per card. All borrowings are guaranteed by the Company’s majority shareholder. The note bears interest at 8% per annum, payable quarterly, and matures December 20, 2010. However, by terms of the agreement, the note became due April 20, 2008 because the Company failed to sell 100,000 Card Flex Cards by that date. TBII obtained an extension until August 20, 2008. The note balance is convertible into the Company’s common stock at $0.25 per share at any time prior to the maturity date. The lender also received 500,000 warrants each redeemable into one common share of stock at $0.25 per warrant exercisable December 20, 2010.

In February 2008 the Company executed a $200,000 Subordinated Secured Promissory Note. (See Exhibit 10.32) The note bears interest at 10% per annum, payable quarterly, and matures August 1, 2008. As inducement to make the loan, the lender will receive 500,000 shares of the Company’s common stock. The Company’s majority shareholder guaranteed the loan.

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

Item 2. Management's Discussion and Analysis of Financial Condition, Continued

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

Going Concern

The Company is still in its development stage. We have a working capital deficit of approximately $786,000 as of September 30, 2007 and we have never earned revenues. We recognize that we must obtain additional financing by means of equity or debt in order for us to have an opportunity for sustained profitable operations.  In addition, no assurances can be made that financing will be available when needed or on terms acceptable to us. We are also dependent on the development of effective marketing strategies in a competitive market coupled with the timeliness of the delivery of our services. These factors, among others, raise substantial doubt regarding our ability to continue as a going concern. The accompanying financial statements  do  not  include  any adjustments relating to the recoverability and classification  of  asset  carrying  amounts or the amount and classification of liabilities  that  might result from the outcome of these uncertainties.

Development Stage Business Plans

Throughout much of 2007, the Company has pursued a substantial shift in its strategic direction, focusing on the development of a high-growth, sustainable, new business model. While the Company was developing its new business plan, and to ensure it could achieve a new and viable business, management moved aggressively to reach resolution on a number of old matters in litigation, eliminated debt incurred in prior years, and established a capital formation strategy to fund merger and acquisition activity in support of its new business plan.  In addition, the Company took steps to secure audited financial statement for prior reporting periods, as well as make all necessary filings with the Securities and Exchange Commission for such prior reporting periods.

Overview of New Business Strategy

The Company’s new business plan is structured into three operating divisions: Customer Loyalty Division; Employee Loyalty Division; and Technology Division.

The Company’s Loyalty divisions provide innovative customer and employee loyalty solutions that meet the everyday needs of people where they work and live.  The Company uses advanced technology and a one-of-a-kind business model that challenges traditional loyalty methodologies in a market rapidly growing toward $100 billion in annual expenditures.  It has acquired valuable intellectual property rights and is led by a management team of industry veterans. The Company’s proprietary loyalty

Item 2. Management's Discussion and Analysis of Financial Condition, Continued

solutions are designed to help overcome the high cost of developing sustainable, mutually beneficial relationships with customers and employees that withstand the effects of commoditization and competitive discount pricing.

The company’s intellectual property portfolio includes one patent in the loyalty industry and four business methodology patents in the application process. In addition, the company has secured numerous valuable trademarks, service marks and copyrights. The Company’s two operating divisions – the Customer Loyalty Division and the Employee Loyalty Division – share key elements, including advanced technologies, delivery systems, extensive marketing database, and an unmatched prowess in product and program development.

As the Company developed and refined technology to drive its loyalty business model, the company also acquired proprietary technology with potentially vast commercial potential in markets beyond its core business. As a result, the Company’s patented and patent-pending technology solutions will address business challenges ranging from the proliferation of spam  to the growing use of cybercrime as a tool for terrorism.

The planned integration of the Employee Loyalty products and group alliances together with the Customer Loyalty programs, advertising programs, proprietary technology, and intellectual properties, become the growth engine for the Company.

Customer Loyalty Division

Using extensive experience by the Graham Companies in merchant development and product development for the loyalty industry, the Customer Loyalty Division markets five branded loyalty solutions to local restaurants and merchants in markets throughout the U.S.  As these local merchant networks expand and aggregate over time, they will become an increasingly valuable platform for leveraging additional loyalty programs, cross-marketing, and co-marketing with national advertisers.

Advertising revenue is a common element of the Company’s various Customer Loyalty solutions, as the Company’s proprietary technology integrates with an almost infinitely customizable number of Loyalty solutions for customers.

Customer Loyalty solutions include:

Thanks Rewards®

Thanks Rewards Gift Certificates are discounted online gift certificates that promote restaurants and other local merchants and are used for both rewards and incentives by major media partners, employers, and associations including the use of customer identification technology that has never been used in the loyalty industry.

Highly customizable by design, Thanks Rewards gives merchants the ability to structure the availability and frequency of the gift certificates according to their local promotional needs while driving new revenue to their businesses with powerful local promotion.

Consumers benefit by purchasing gift certificates online with unique value while having the opportunity to print their certificates and enjoy the benefits at local merchants immediately.

Red Carpet Program

The Red Carpet Card program is a patent pending customized turnkey program to help local and regional businesses develop their business and increase profitability. It

Item 2. Management's Discussion and Analysis of Financial Condition, Continued

either utilizes a software loyalty platform that we have licensed from Debit Design or it can utilize the existing loyalty component a merchant may already have in their existing POS software. The program offers targeted customer acquisition in conjunction with a promotional gift card. It also offers staff training and data collection and data management assistance. The loyalty software provides a full loyalty solution and gift card solution for the merchant’s customers. The final component is a customer communications system using template newsletters. The end result is that we attract new target customers, convert those customers to become loyal customers, provide a full loyalty solution and communicate with them to motivate them to shop more frequently and spend more money.

Checkmate Rewards®

Checkmate Rewards is a unique patented checkbook product with nearly unlimited market potential and versatility. Checkbooks are most frequently used as premiums, incentives, to say “thank you” or for fundraising programs. They are purchased by sponsoring organizations and include checks for many kinds of local merchants, national retailers and service providers. The elegant simplicity of the Checkmate Rewards belies its upscale appearance, high perceived value, efficiency, versatility and broad appeal. Checkmate Rewards have significantly higher perceived value than coupons, have a high redemption rate and are not easily lost.

Grocery Anchor Merchant Rewards

Grocery Anchor Merchant Rewards is a patent-pending loyalty system that encourages customers of grocery retailers to accrue grocery store credits by purchasing goods and services from other local merchants. Local merchants are willing to fund the grocery store customer’s rebates in order to keep customers returning to their establishments. Grocery stores and participating local merchants enjoy mutual and reciprocal economic benefit, as grocery customers keep returning to “shop their way to free groceries”, and neighborhood merchants benefit from high, recurring traffic.

The most distinguishing feature of Grocery Anchor Merchant Rewards is that it utilizes our gift certificate system to offer customers the opportunity to enjoy a substantial savings at local merchants while part of what they pay for the certificate goes into a fund that they can spend at the grocery store. Like the exclusive, protected nature of all the Company’s loyalty offerings, Grocery Anchor Merchant Rewards is exclusive and protected by pending patents.

Theater Anchor Merchant Rewards

The Company’s Theater Anchor Merchant Rewards offering utilizes the same model and infrastructure as Grocery Anchor Merchant Rewards, but is directed toward movie theater chains. This market segment is intensely competitive, and the traditional market leaders must contend with new, disruptive technologies for delivery of high quality entertainment directly into consumers’ homes.

Employee Loyalty Division

The Company’s Employee Loyalty Division provides traditional and non-traditional employee benefits and employee loyalty programs that leverage its proprietary technology, corporate alliances, consumer data, and delivery systems. The combined operations of the Company’s Employee Loyalty Division, together with Technology, is the primary growth engine -- for  geographic expansion, for advertising revenue and for delivery of all the Company’s products.

Item 2. Management's Discussion and Analysis of Financial Condition, Continued

Employee Loyalty solutions include:

At Work Advantage®

As a platform for marketing to HR professionals, At Work Advantage is a business-to-business suite of employee–directed benefits and incentives. Because the employee benefits industry has been slow to utilize new technology and communications resources, At Work Advantage is a powerful advertising and information medium for offering member company’s dynamic new ways to purchase employee benefits and utilize effective and innovative new tools to evaluate the benefit options that are available.

Payroll Solutions

Payroll Solutions serves an ever growing demand for prepaid cards in the payroll sector. All bank cards are a problem for the 80 million unbanked adult Americans today, even though that group has annual purchasing power exceeding $200 billion. Payroll Solutions provides an alternative to payday lenders which, according to the Center For Responsible Lending in its 2006 report, “Financial Quicksand”, strip $4.2 billion in excessive fees from Americans each year. This report finds that across the nation, payday borrowers are paying more in interest, at annual rates of 400 percent, than the amount of the loan they originally borrowed.

Representing two payroll card providers, the Company can offer a variety of versatile payroll solutions and recommend the best solution for any customer application. Payroll Solutions also provides free access to 100% of pay every pay cycle, access to major ATM and point-of-sale networks and the convenience of a card that functions as a virtual bank account.

Technology Division

The Company’s technical resources are deployed in a manner that effectively separate corporate and divisional Information Systems and Support from software development and commercialization. Many elements of the Company’s software have common characteristics that integrate well with each other.  Similarly, the company’s database and sales engine lend themselves well to certain technologies the Company intends to commercialize.

However, some of the Company’s technology is more suitable for large-scale licensing or outright sale at some point in the future. The Company has patents pending for the following technologies: automatic language prediction, advertising translation, group based language translation improvement by user suggestions and popular usage, moving graph 1, moving graph 2, and mput.net.

Chatstat®

Chatstat’s premier live-chat web technology offers website owners a powerful set of live customer interaction tools for providing live customer support and immediate online problem-solving. With instant translation into 16 languages and support for all seven instant messaging systems, no customer is left unassisted. ChatStat combines unparalleled customer ease of use with advanced tracking technology, web analytics, moving graph analytics, and the cost-savings of VoIP call back.

Chatstat brings previously sophisticated and prohibitively expensive technologies, reserved for the large enterprise, into the mainstream. By combining Live Chat, Voice Over IP, Instant Messaging, Web Analytics, & Monitoring into one easy to use Software as a Service (SaaS) offering, every website and eCommerce vendor in the world can more effectively communicate with their customers.

Item 2. Management's Discussion and Analysis of Financial Condition, Continued

Dineasaurus.com

Dineasaurus.com is a content and feature-rich online map-based restaurant search engine that offers visitors a variety of choices and information that is exclusive to Dineasaurus.  With patent pending, its exciting new interactive capability gives restaurants the power to communicate directly with online visitors. Benefits include customer intimacy, rewards, convenience, online advertising revenues and the creation of an online family.

The Dineasaurus Dining Gift Card, one valuable feature of Dineasaurus, allows customers to download 20 gift certificates within a six month period – all for only $20. The savings from one download more than pays for the card.

Results of Operations

For the three months ended September 30, 2007 the Company had no revenue and incurred general and administrative expenses of approximately $303,000. The majority of expenses have been for consultants, professional fees and rent. The Company incurred a loss of $1,812,167 when it contributed the $1,812,167 intercompany debt to its subsidiary’s capital. This debt originated from the Company’s issuances of common stock in exchange for subsidiary debts and services. The Company also incurred a loss of $479,653 in the sale of its subsidiary. (See Note 3 to the financial statements) This sale was necessary to attract potential investors and partners as the subsidiary had excessive debt and litigation. For the three months ended September 30, 2006 the Company had no revenue and incurred no general and administrative expenses. In that period, the Company was the holding Company for its subsidiary operating company. (See “New Reporting Entity” in Note 3 to the financial statements) We expect substantial business expenses in order to further develop our business plan before we attain a profitable condition. We require additional loans or investments in the near future for our business plan to succeed in a timely manner.

Liquidity and Capital Resourses

We had $0 in cash and a working capital deficit of approximately $786,000 at September 30, 2007. We are a development stage Company and have earned no revenues since inception.

We do not currently have any material commitments for capital expenditures in the short term other than those expenditures incurred in the ordinary course of business.

Since inception, our operating and investing activities have used all cash from financing activities. We need to raise additional capital to develop and conduct our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We are currently negotiating potential investments with several separate groups or individuals to raise money through a private sale of stock or convertible debentures, but there can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we believe that our majority shareholder will contribute funds to pay for our basic expenses, but this will not meet our cash requirements to market according to our business plan. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate outside capital in the near term.

Item 3. Controls and Procedures

We  have  no  formal  controls  and  procedures.  Our  principal  executive  and financial  officer  are  involved in all day to day management and operation of our

Item 3. Controls and Procedures, Continued

business, and our Chief Executive Officer is responsible for making all public disclosures of material, non-public information. Each of the principal executive officer and principal financial officer reviews all information in the periodic reports filed with the Securities and Exchange Commission and works with the Company's corporate counsel regarding the content of public disclosure of material, non-public information through press releases and the filing of Form 8-Ks with the Securities and Exchange Commission. We obtain the advice of our outside legal counsel when discussing potential, material transactions such as potential sales and capital investment. On the first Tuesday of each quarter, our Principal Financial Officer and our Senior Vice President review our controls and procedures to evaluate their effectiveness. Because we do not have revenue from operations and our company is relatively small, we believe that our informal controls and procedures are effective.

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

On June 4, 2007, TWBI filed a lawsuit against the individual referenced above, who made an unsuccessful claim for wages against the company, in the Superior Court of California, County of Orange, seeking damages in excess of $1 million from the individual. The lawsuit alleges claims for Breach of Fiduciary Duty, Negligence, Fraud, Conversion and Declaratory Relief.  Defendant has defaulted in the lawsuit, and the Court has entered judgment on behalf of TWBI for $5,000,000. The collection of this judgment is highly unlikely.

We are also involved from time to time in various legal proceedings incidental to our business. While it is not feasible to predict or determine the ultimate outcome of these matters, we believe that none of these legal proceedings will have a material adverse effect on our financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 30, 2003, pursuant to the terms of the Purchase Agreement, all of the outstanding common stock of Transworld of 5,600,000 shares was sold to TWLO in exchange for 10,221,435 shares of TWLO common stock. As Transworld is considered the surviving entity in this transaction (see Note 3), the reduction in outstanding shares from 5,600,000 to 4,500,000 has been considered a reverse stock split and

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, Continued

all historic references to shares and price per share prior to January 30, 2003 have been retroactively adjusted for this split ratio.

On January 30, 2003, pursuant to the terms of the Purchase Agreement, the 14,534,600 shares of previously outstanding common stock of TWLC were accounted for as an issuance of shares in a recapitalization of the Company (see Note 3).

On April 29, 2003, the Company entered into a Subscription Agreement with an investor to purchase 1,000,000 shares of the Company's common stock for $100,000 at $0.10 per share, or the lowest trading price above $0.01 over the next 90 days with the Company issuing additional shares if the price falls.  During the six months ended June 30, 2003, the Company received $66,000 for 1,320,000 shares at $0.05 per share. The Company subsequently received the $34,000 balance and the Company issued a total of 2,000,000 shares, as adjusted, of its common stock.

On June 28, 2003, the Company entered into an Engagement Agreement for consulting services to be provided over a period of six months. Pursuant to the terms of the Engagement Agreement, the Company issued a total of 340,909 shares of its common stock at the fair market value of $0.13 per share, value of approximately $45,000, pertaining to the initial non-refundable retainer fee and pertaining to the shares due upon finalization of the Engagement Agreement. The Company issued 197,000 registered common shares in June 2003 at $.10 per share for a $20,000 subscription receivable pursuant to the right to purchase up to $300,000 of the Company's common stock at a 30% discount. During the three months ended September 30, 2003, the Company issued an additional 194,094 registered common shares for $8,000 at an average price of $0.07 per share pursuant to the same 30% discount provision.  The monthly retainers in August and September 2003 totaling $20,000 were paid with 288,115 registered common shares at an average price of $0.08 per share.

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

See Note 9 to the Financial Statements, Subsequent Events, for additional issuance of unregistered shares.

All of the proceeds from all unregistered sales of equity securities have been used in the development stage to further accomplish its business plan.

Item 6. Exhibits

3.1	Articles of Incorporation (Charter Document)(1)

3.2	Bylaws (2)

10.31	Subordinated Secured Convertible Promissory Note, Pledge Agreement, Continuing Guaranty, and Common Stock Purchase Warrant, dated December 19, 2007 (3)

10.32	Note Payable dated February 15, 2008 (3)

10.33	Subsidiary, Transworld Benefits Inc, Stock Purchase Agreement dated July 1, 2007 (3)

10.34	Asset Purchase Agreement with Stuart Graham, dated March 1, 2008 (3)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

Footnotes to Exhibit Table:

(1)  Incorporated  by reference to our registration statement on Form SB-2filed with  the  Securities  and  Exchange  Commission  on  July  17,2000.

(2)  Original  incorporated  by  reference to our registration statement onSB-2 filed  with  the  Securities  and  Exchange  Commission  on  July17, 2000. Amendment  to  Section  13  of  the  Bylaws  included  with  this  report.

(3)  Incorporated by reference to our Form 10-KSB filed with the Securities and Exchange  Commission  on  April 30, 2008.

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