Form 10QSB
period 2007-12-31
TRANSWORLD BENEFITS INTERNATIONAL INC
filed 2008-08-29
CIK 1107445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the six months ended December 31, 2007

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

Transitional small business disclosure format (check one):        Yes ☒ No ☐

Part I-- FINANCIAL INFORMATION

Item 1. Financial Statements	4

Unaudited Condensed Balance Sheets at December 31, 2007 and June 30, 2007

Unaudited Condensed Statements of Operations for the Six and Three Months Ended December 31, 2007 and 2006

Unaudited Condensed Statements of Cash Flow for the Six Months Ended December 31, 2007 and 2006

Item 2. Management's Discussion and Analysis of Financial Condition	15

Item 3. Controls and Procedures	20

Part II-- OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 6. Exhibits	22

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

Transworld Benefits International, Inc.
(A Development Stage Company)
Condensed Balance Sheet
(Unaudited)

	As of 2007
	December 31,	June 30,
Assets
Current assets:
Cash	$1,672	$-
Advances receivable	66,500	-
	68,172	-
Furniture and equipment, net of accumulated depreciation of $820	2,993	-
Intercompany receivable from subsidiary	-	1,812,617

Total assets	$71,165	$1,812,617

Liabilities and stockholders’ equity (deficiency)

Current liabilities:
Accounts payable and accrued expenses	$502,741	$4,060
Accounts payable to related parties	500,500	-_
	1,003,241	4,060
Long term liabilities:
Convertible note payable, net	198,000	-
Derivative liability related to convertible note payable	35,000	-
Warrant liability related to convertible note payable	17,000	-

	250,000	-_

Total liabilities	1,253,241	4,060

Stockholders’ equity (deficiency)

Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 99,610,362 and 99,130,162 shares issued and outstanding as of December 31, 2007 and June 30, 2007, respectively	99,611	99,130
Additional paid-in capital	2,226,350	2,226,447
Accumulated deficit	(3,508,037)	(517,020)
Total stockholders’ equity (deficiency)	(1,182,076)	1,808,557

Total liabilities and stockholders’ equity	$71,165	$1,812,617

The accompanying notes are an integral part of these unaudited financial statements.

Transworld Benefits International, Inc.
(A Development Stage Company)
Statement of Operations
(Unaudited)

	Six Months Ended December 31,
	2007	2006

Revenues	$-	$-
General and administrative expenses	704,445	-
Loss before other income (expense)	(704,445)	-

Other income (expense):
Other income	6,301	-
Loss on sale of subsidiary	(479,653)	-
Loss on contribution of intercompany debt to subsidiary	(1,812,617)	-
Interest expense	(603)	-_

Net (loss)	(2,991,017)	-

Beginning of year accumulated deficit	(517,020)	(517,020)

End of period accumulated deficit	$(3,508,037)	$(517,020)

Loss per share:
Basic and diluted	$(0.030)	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	99,196,393	35,069,898

The accompanying notes are an integral part of these unaudited financial statements.

Transworld Benefits International, Inc.
(A Development Stage Company)
Statement of Operations
(Unaudited)

	Three Months Ended December 31,
	2007	2006

Revenues	$-	$-
General and administrative expenses	401,628	-
Loss before other income (expense)	(401,628)	-

Other income (expense):
Other income	2,240	-
Loss on sale of subsidiary	-	-

Loss on contribution of intercompany debt to subsidiary	-	-
Interest expense	(603)	-_

Net (loss)	(399,991)	-

Beginning of year accumulated deficit	(3,108,046)	(517,020)

End of period accumulated deficit	$(3,508,037)	$(517,020)

Loss per share:
Basic and diluted	$(0.004)	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	99,262,624	35,069,898

The accompanying notes are an integral part of these unaudited financial statements.

Transworld Benefits International, Inc.
(A Development Stage Company)
Statements of Cash Flow
(Unaudited)

	Six Months Ended December 31,
	2007	2006
Cash flows (used in) Operating Activities:
Net (loss)	$(2,991,017)	$-
Adjustments to reconcile net (loss) to net cash (used in) operating activities:

Depreciation	820	-
Loss on contribution of intercompany debt to subsidiary	1,812,617	-
Gain on stock certificate rescission	(2,240)	-
Common stock issued for services	2,624	-
Changes in operating assets and liabilities:		-
		-
Advances receivable	(66,500)	-
Accounts payable and accrued expenses	498,681	-
Accounts payable to related parties	500,500	-

Net cash (used in) Operating Activities	(244,515)	-

Cash flows (used in) Investing Activities:		-
Purchases of furniture and equipment	(3,813)	-

Cash flows provided by Financing Activities:
Proceeds from convertible note payable	250,000	-

Net change in cash	1,672	-

Cash, beginning of year	-_____	0

Cash, end of period	$1,672	$0

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ - _	$-

Supplemental disclosure of non-cash financing activities:

Debt discounts on convertible note payable and warrants	$52,000	$-

The accompanying notes are an integral part of these unaudited financial statements.

TransWorld Benefits International, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
For the Six Months Ended December 31, 2007
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

Note 2. Going Concern

The Company is in its development stage. We have a working capital deficit of approximately $935,000 as of December 31, 2007 and we have never earned revenues. We recognize that we must obtain additional financing by means of equity or debt in order for us to have an opportunity for sustained profitable operations.  In addition, no assurances can be made that financing will be available when needed or on terms acceptable to us. We are also dependent on the development of effective marketing strategies in a competitive market coupled with the timeliness of the delivery of our services. These factors, among others, raise substantial doubt regarding our ability to continue as a going concern. The accompanying financial statements  do  not  include  any adjustments relating to the recoverability and classification  of  asset  carrying  amounts or the amount and classification of liabilities  that  might result from the outcome of these uncertainties.

Note 3. Organization

Change in Reporting Entity.  The Company had a change in reporting entity on July 1, 2007 when the Company’s majority shareholder purchased the Company’s subsidiary Transworld Benefits, Inc (TWB) (See Exhibit 10.33). Prior to this and since January 30, 2003, the Company consisted of two entities. Transworld Benefits International, Inc. was the parent and holding company for its subsidiary operating company (TWB). The Company is a new reporting entity per Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections” as TWB was purchased by its majority shareholder and TWB had performed all operations.

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

TransWorld Benefits International, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
For the Six Months Ended December 31, 2007
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

Note 4 – Advances Receivable

During the quarter ended December 31, 2007, the Company advanced $66,500 to two entities that it intends to acquire. The advances are non-interest bearing and are due on demand.

Note 5 – Related Party Transactions

Accounts payable to related parties

Payments for Company expenses and loans to the Company were made by our majority stockholder from 2003 forward. The balance in Accounts Payable to related parties is $500,500 and $0 at December 31, and June 30, 2007, respectively. See Note 3, Organization and Background, pertaining to the Company’s assumption of liabilities in the acquisition of the Company’s subsidiary by its majority shareholder.

Note 6 – Convertible Note Payable

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

TransWorld Benefits International, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
For the Six Months Ended December 31, 2007
(Unaudited)

Note 7 – Derivative and Warrant Liabilities Related to Convertible Note Payable

The December 2007 Convertible Note Payable is convertible at the lenders option into common stock of the Company at $0.25 per share, and in addition, the lender received 500,000 warrants each redeemable into one common share of stock at $0.25 per warrant. These rights expire December 20, 2010. The conversion privilege and the warrants were valued using the Black-Scholes option pricing model. Initial recording of the instruments charged debt discount for $52,000 and credited $35,000 to derivative liability for the conversion privilege and $17,000 to warrant liability. Quarterly adjustments to the Black-Scholes valued liabilities are charged to income (loss). The debt discount will be amortized over the three year period of the instruments.

Note 8 – Stockholders’ Equity

Preferred  Stock

On September 30, 2003, the Company's stockholders authorized the amending of the Articles of Incorporation to allow for the issuance of up to 5,000,000 shares of $0.001 par value preferred stock.  Shares of preferred stock may be issued in one or more classes or series at such time the Board of Directors determine.  As of December 31, 2007, there were no shares of preferred stock issued and outstanding and no classes or series have been designated by the Board of Directors.

Common Stock

The Company has one class of common stock with a par value $0.001 per share. Each share is entitled to one vote on all matters submitted to stockholders. As of December 31, 2007, 100,000,000 common shares are authorized and 99,610,362 shares are issued and outstanding.

Common stock issuances since inception and other common stock information follows:

In December 1996 the Company issued 4,339,286 founder shares at $0.00124 per share.

During the year ended December 31, 2001, the Company issued 64,286 shares of restricted common stock to a related party at $3.11 per share (fair market value on the date of issuance as approved by the Board of Directors), for which the Company received a promissory note in the principal amount of $200,000.

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

TransWorld Benefits International, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
For the Six Months Ended December 31, 2007
(Unaudited)

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

During the quarter ended December 31, 2007, the Company issued 525,000 common shares at $0.005 for services valued at $2,625 and the Company rescinded 44,800 of common shares at $0.05 per share valued at $2,240.

See Note 12, Subsequent Events, for additional issuances of common stock.

TransWorld Benefits International, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
For the Six Months Ended December 31, 2007
(Unaudited)

Note 9 – Basic and Diluted Loss Per Common Share

The following table presents the basic and diluted loss per common share:

	Six Months Ended December 31,
	2007	2006

Numerator – net (loss)	$(2,991,017)	$0

Denominator - weighted average shares basic and diluted	99,196,393	35,069,898

(Loss) per common share	$(0.03)	$(0.00)

Note 10 – Litigation

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

TransWorld Benefits International, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
For the Six Months Ended December 31, 2007
(Unaudited)

Note 11 – Letter of Intent

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

Note 12 – Subsequent Events

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

TransWorld Benefits International, Inc.
(A Development Stage Company)
Notes to Condensed  Financial Statements
For the Six Months Ended December 31, 2007
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

TransWorld Benefits International, Inc.
(A Development Stage Company)
Notes to Condensed  Financial Statements
For the Six Months Ended December 31, 2007
 (Unaudited)

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

Note Payable

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

Item 2. Management's Discussion and Analysis of Financial Condition, Continued

Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Going Concern

The Company is still in its development stage. We have a working capital deficit of approximately $935,000 as of December 31, 2007 and we have never earned revenues. We recognize that we must obtain additional financing by means of equity or debt in order for us to have an opportunity for sustained profitable operations. In addition, no assurances can be made that financing will be available when needed or on terms acceptable to us. We are also dependent on the development of effective marketing strategies in a competitive market coupled with the timeliness of the delivery of our services. These factors, among others, raise substantial doubt regarding our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

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

The Company’s Loyalty divisions provide innovative customer and employee loyalty solutions that meet the everyday needs of people where they work and live.  The Company uses advanced technology and a one-of-a-kind business model that challenges traditional loyalty methodologies in a market rapidly growing toward $100 billion in annual expenditures.  It has acquired valuable intellectual property rights and is led by a management team of industry veterans. The Company’s proprietary loyalty solutions are designed to help overcome the high cost of developing sustainable, mutually beneficial relationships with customers and employees that withstand the effects of commoditization and competitive discount pricing.

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

Item 2. Management's Discussion and Analysis of Financial Condition, Continued

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

Red Carpet Card

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

Item 2. Management's Discussion and Analysis of Financial Condition, Continued

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

Item 2. Management's Discussion and Analysis of Financial Condition, Continued

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

Item 2. Management's Discussion and Analysis of Financial Condition, Continued

Results of Operations

For the six months ended December 31, 2007 the Company had no revenue and incurred general and administrative expenses of approximately $704,000. The majority of expenses have been for consultants, professional fees and rent. The Company incurred a loss of $1,812,617 when it contributed the $1,812,617 intercompany debt to its subsidiary’s capital.  This debt originated from the Company’s issuances of common stock in exchange for subsidiary debts and services. The Company also incurred a loss of $479,653 in the sale of its subsidiary. (See Note 3 to the financial statements - Organization and Background) This sale was necessary to attract potential investors as the subsidiary had excessive debt and litigation. For the six months ended December 31, 2006 the Company had no revenues and incurred no general and administrative expenses. In that period, the Company was the holding Company for its subsidiary operating company. (See “New Reporting Entity” in Note 3 to the financial statements)  We expect substantial business expenses in order to further develop our business plan before we attain a profitable condition.  We require additional loans or investments in the near future for our business plan to succeed in a timely manner.

Liquidity and Capital Resourses

We had $1,672 in cash and a working capital deficit of approximately $935,000 as of December 31, 2007.  We are a development stage Company and have earned no revenues since inception.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 30, 2003, pursuant to the terms of the Purchase Agreement, all of the outstanding common stock of Transworld of 5,600,000 shares was sold to TWLO in exchange for 10,221,435 shares of TWLO common stock. As Transworld is considered surviving entity in this transaction (see Note 3), the reduction in outstanding shares from 5,600,000 to 4,500,000 has been considered a reverse stock split and all historic references to shares and price per share prior to January 30, 2003 have been retroactively adjusted for this split ratio.

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

On June 28, 2003, the Company entered into an Engagement Agreement for consulting services to be provided over a period of six months. Pursuant to the terms of the

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, Continued

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

During the quarter ended December 31, 2007, the Company issued 525,000 common shares at $0.005 for services valued at $2,625 and the Company rescinded 44,800 of common shares at $0.05 per share valued at $2,240.

See Note 12 to the Financial Statements, Subsequent Events, for additional issuance of unregistered shares.

All of the proceeds from all unregistered sales of equity securities have been used in the development stage to further accomplish its business plan.

Item 6. Exhibits

3.1	Articles of Incorporation (Charter Document)(1)

3.2	Bylaws (2)

10.31	Subordinated Secured Convertible Promissory Note, Pledge Agreement, Continuing Guaranty, and Common Stock Purchase Warrant, dated December 20, 2007 (7)

10.32	Note Payable dated February 15, 2008 (7)

10.33	Subsidiary, Transworld Benefits Inc, Stock Purchase Agreement dated July 1, 2007 (7)

10.34	Asset Purchase Agreement with Stuart Graham, dated March 1, 2008 (7)

Item 6. Exhibits, Continued

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

Footnotes to Exhibit Table:

(1)  Incorporated  by reference to our registration statement on Form SB-2filed with  the  Securities  and  Exchange  Commission  on  July 17, 2000.

(2)  Original  incorporated  by  reference to our registration statement on SB-2 filed  with  the  Securities  and  Exchange  Commission  on  July17, 2000. Amendment  to  Section  13  of  the  Bylaws  included  with  this  report.

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